Form 10-Q
period 2023-03-31
Energy Transfer LP
filed 2023-05-04
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At April 28, 2023, the registrant had 3,096,774,774 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income

BBtu	billion British thermal units

Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline

Dakota Access	Dakota Access, LLC, a non-wholly-owned subsidiary of Energy Transfer and/or Dakota Access Pipeline

Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly-owned subsidiary of Energy Transfer until its sale in August 2022

Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units

Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly-owned subsidiary of Energy Transfer

ETO	Energy Transfer Operating, L.P., formerly a non-wholly-owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021

Exchange Act	Securities Exchange Act of 1934, as amended

Explorer	Explorer Pipeline Company

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of Energy Transfer

HFOTCO	HFOTCO LLC, a wholly-owned subsidiary of Energy Transfer which owns the Houston Terminal

IFERC	Inside FERC’s Gas Market Report

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of Energy Transfer and/or Panhandle Eastern Pipe Line

Partnership Agreement	Energy Transfer’s Third Amended and Restated Agreement of Limited Partnership, as amended to date

PHMSA	Pipeline and Hazardous Materials Safety Administration

Rover	Rover Pipeline LLC, a non-wholly-owned subsidiary of Energy Transfer and/or Rover Pipeline

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

SOFR	Secured overnight financing rate

SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of Energy Transfer

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer and/or Transwestern Pipeline

USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer

White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$330	$257
Accounts receivable, net	8,269	8,466
Accounts receivable from related companies	108	93
Inventories	2,047	2,461
Income taxes receivable	64	68
Derivative assets	6	10
Other current assets	546	726
Total current assets	11,370	12,081

Property, plant and equipment	106,643	105,996
Accumulated depreciation and depletion	(26,639)	(25,685)
Property, plant and equipment, net	80,004	80,311

Investments in unconsolidated affiliates	2,861	2,893
Lease right-of-use assets, net	813	819
Other non-current assets, net	1,585	1,558
Intangible assets, net	5,322	5,415
Goodwill	2,566	2,566
Total assets	$104,521	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,934	$6,952
Accounts payable to related companies	9	17
Derivative liabilities	4	23
Operating lease current liabilities	45	45
Accrued and other current liabilities	3,168	3,329
Current maturities of long-term debt	2	2
Total current liabilities	10,162	10,368

Long-term debt, less current maturities	47,229	48,260
Non-current derivative liabilities	43	23
Non-current operating lease liabilities	791	798
Deferred income taxes	3,759	3,701
Other non-current liabilities	1,374	1,341

Commitments and contingencies
Redeemable noncontrolling interests	494	493

Equity:
Limited Partners:
Preferred Unitholders	6,080	6,051
Common Unitholders	27,057	26,960
General Partner	(2)	(2)
Accumulated other comprehensive income	13	16
Total partners’ capital	33,148	33,025
Noncontrolling interests	7,521	7,634
Total equity	40,669	40,659
Total liabilities and equity	$104,521	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Refined product sales	$5,454	$5,446
Crude sales	5,478	5,302
NGL sales	4,160	5,109
Gathering, transportation and other fees	2,777	2,693
Natural gas sales	899	1,753
Other	227	188
Total revenues	18,995	20,491
COSTS AND EXPENSES:
Cost of products sold	14,610	16,138
Operating expenses	1,025	949
Depreciation, depletion and amortization	1,059	1,028
Selling, general and administrative	238	230
Impairment losses	1	300
Total costs and expenses	16,933	18,645
OPERATING INCOME	2,062	1,846
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(619)	(559)
Equity in earnings of unconsolidated affiliates	88	56
Gains (losses) on interest rate derivatives	(20)	114
Other, net	7	21
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,518	1,478
Income tax expense (benefit)	71	(9)
NET INCOME	1,447	1,487
Less: Net income attributable to noncontrolling interests	321	205
Less: Net income attributable to redeemable noncontrolling interests	13	13
NET INCOME ATTRIBUTABLE TO PARTNERS	1,113	1,269
General Partner’s interest in net income	1	1
Preferred Unitholders’ interest in net income	109	106
Common Unitholders’ interest in net income	$1,003	$1,162
NET INCOME PER COMMON UNIT:
Basic	$0.32	$0.38
Diluted	$0.32	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,447	$1,487
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	1	(5)
Actuarial gain (loss) related to pension and other postretirement benefit plans	(5)	7
Foreign currency translation adjustments	1	11
Change in other comprehensive income from unconsolidated affiliates	—	12
	(3)	25
Comprehensive income	1,444	1,512
Less: Comprehensive income attributable to noncontrolling interests	321	210
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	13
Comprehensive income attributable to partners	$1,110	$1,289
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
Distributions to partners	(920)	(80)	(1)	—	—	(1,001)
Distributions to noncontrolling interests	—	—	—	—	(441)	(441)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	14	—	—	—	4	18
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,003	109	1	—	321	1,434
Balance, March 31, 2023	$27,057	$6,080	$(2)	$13	$7,521	$40,669

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2021	$25,230	$6,051	$(4)	$23	$8,045	$39,345
Distributions to partners	(528)	(80)	—	—	—	(608)
Distributions to noncontrolling interests	—	—	—	—	(307)	(307)
Capital contributions from noncontrolling interests	—	—	—	—	373	373
Other comprehensive income, net of tax	—	—	—	20	5	25
Other, net	17	—	—	—	10	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,162	106	1	—	205	1,474
Balance, March 31, 2022	$25,881	$6,077	$(3)	$43	$8,331	$40,329
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$1,447	$1,487
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,059	1,028
Deferred income taxes	53	32
Inventory valuation adjustments	(29)	(120)
Non-cash compensation expense	37	36
Impairment losses	1	300
Distributions on unvested awards	(20)	(15)
Equity in earnings of unconsolidated affiliates	(88)	(56)
Distributions from unconsolidated affiliates	87	44
Other non-cash	2	(46)
Net change in operating assets and liabilities, net of effects of acquisitions	801	(320)
Net cash provided by operating activities	3,350	2,370
INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(589)
Capital expenditures, excluding allowance for equity funds used during construction	(853)	(752)
Contributions in aid of construction costs	16	20
Distributions from unconsolidated affiliates in excess of cumulative earnings	30	46
Proceeds from sales of other assets	4	4
Net cash used in investing activities	(803)	(1,271)
FINANCING ACTIVITIES:
Proceeds from borrowings	7,582	5,658
Repayments of debt	(8,605)	(5,428)
Capital contributions from noncontrolling interests	3	373
Distributions to partners	(1,001)	(608)
Distributions to noncontrolling interests	(441)	(307)
Distributions to redeemable noncontrolling interests	(12)	(12)
Net cash used in financing activities	(2,474)	(324)
Increase in cash and cash equivalents	73	775
Cash and cash equivalents, beginning of period	257	336
Cash and cash equivalents, end of period	$330	$1,111
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
2.ACQUISITIONS
Lotus Midstream Acquisition
On May 2, 2023, Energy Transfer acquired Lotus Midstream Operations, LLC (“Lotus Midstream”) for total consideration of $900 million in cash and approximately 44.5 million newly issued Energy Transfer common units. Lotus Midstream owns and operates Centurion Pipeline Company LLC, an integrated crude midstream platform located in the Permian Basin.
Sunoco LP Acquisition
On May 1, 2023, Sunoco LP completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $110 million.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of March 31, 2023 or December 31, 2022.
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

The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2023	2022
Accounts receivable	$197	$(2,412)
Accounts receivable from related companies	(3)	(17)
Inventories	429	153
Other current assets	188	(119)
Other non-current assets, net	(4)	45
Accounts payable	(18)	1,885
Accounts payable to related companies	(11)	7
Accrued and other current liabilities	(13)	230
Other non-current liabilities	31	61
Derivative assets and liabilities, net	5	(153)
Net change in operating assets and liabilities, net of effects of acquisitions	$801	$(320)
Non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2023	2022
Accrued capital expenditures	$436	$475
Lease assets obtained in exchange for new lease liabilities	1	56
Distribution reinvestment	23	12
4.INVENTORIES
Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Natural gas, NGLs and refined products	$1,419	$1,802
Crude oil	184	246
Spare parts and other	444	413
Total inventories	$2,047	$2,461
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of March 31, 2023 and December 31, 2022, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $87 million and $116 million, respectively. For the three months ended March 31, 2023 and 2022, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended March 31, 2023 and 2022, the Partnership’s cost of products sold included favorable inventory adjustments of $29 million and $120 million, respectively, related to Sunoco LP’s LIFO inventory.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the three months ended March 31, 2023, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2023
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$3	$3	$—
Swing Swaps IFERC	4	4	—
Fixed Swaps/Futures	31	31	—
Forward Physical Contracts	6	—	6
Power:
Forwards	45	—	45
Futures	9	9	—
Options – Calls	2	2	—
NGLs – Forwards/Swaps	219	219	—
Refined Products – Futures	1	1	—
Crude – Forwards/Swaps	41	41	—
Total commodity derivatives	361	310	51
Other non-current assets	28	18	10
Total assets	$389	$328	$61
Liabilities:
Interest rate derivatives	$(43)	$—	$(43)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(2)	(2)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Forwards	(45)	—	(45)
Futures	(7)	(7)	—
Options – Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(205)	(205)	—
Refined Products – Futures	(16)	(16)	—
Crude – Forwards/Swaps	(19)	(19)	—
Total commodity derivatives	(309)	(263)	(46)
Total liabilities	$(352)	$(263)	$(89)

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$60	$60	$—
Swing Swaps IFERC	75	75	—
Fixed Swaps/Futures	113	113	—
Forward Physical Contracts	10	—	10
Power:
Forwards	52	—	52
Futures	3	3	—
NGLs – Forwards/Swaps	317	317	—
Refined Products – Futures	20	20	—
Crude – Forwards/Swaps	38	38	—
Total commodity derivatives	688	626	62
Other non-current assets	27	18	9
Total assets	$715	$644	$71
Liabilities:
Interest rate derivatives	$(23)	$—	$(23)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(25)	(25)	—
Swing Swaps IFERC	(12)	(12)	—
Fixed Swaps/Futures	(4)	(4)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(51)	—	(51)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(358)	(358)	—
Refined Products – Futures	(59)	(59)	—
Crude – Forwards/Swaps	(12)	(12)	—
Total commodity derivatives	(526)	(473)	(53)
Total liabilities	$(549)	$(473)	$(76)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2023 were $44.43 billion and $47.23 billion, respectively. As of December 31, 2022, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.42 billion and $48.26 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended March 31,
	2023	2022
Net income	$1,447	$1,487
Less: Net income attributable to noncontrolling interests	321	205
Less: Net income attributable to redeemable noncontrolling interests	13	13
Net income, net of noncontrolling interests	1,113	1,269
Less: General Partner’s interest in net income	1	1
Less: Preferred Unitholders’ interest in net income	109	106
Common Unitholders’ interest in net income	$1,003	$1,162
Basic Income per Common Unit:
Weighted average common units	3,095.5	3,083.5
Basic income per common unit	$0.32	$0.38
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,003	$1,162
Dilutive effect of equity-based compensation of subsidiaries (1)	—	1
Diluted income attributable to Common Unitholders	$1,003	$1,161
Weighted average common units	3,095.5	3,083.5
Dilutive effect of unvested restricted unit awards (1)	19.9	17.0
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,115.4	3,100.5
Diluted income per common unit	$0.32	$0.37
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Senior Notes
In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023, $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 and $1.00 billion aggregate principal amount of its 4.25% Senior Notes due March 2023 using proceeds from its Five-Year Credit Facility (defined below).
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of March 31, 2023, the Five-Year Credit Facility had $1.96 billion of outstanding borrowings, of which $757 million consisted of commercial paper. The amount available for future borrowings was $3.01 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of March 31, 2023 was 6.05%.
Sunoco LP Credit Facility
As of March 31, 2023, Sunoco LP’s credit facility had $800 million of outstanding borrowings and $7 million in standby letters of credit and matures in April 2027. The amount available for future borrowings at March 31, 2023 was $693 million. The weighted average interest rate on the total amount outstanding as of March 31, 2023 was 6.61%.

USAC Credit Facility
As of March 31, 2023, USAC’s credit facility, which matures in December 2026, had $709 million of outstanding borrowings and no outstanding letters of credit. As of March 31, 2023, USAC had $891 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $375 million. The weighted average interest rate on the total amount outstanding as of March 31, 2023 was 7.38%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2023. For the quarter ended March 31, 2023, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 3.26x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of March 31, 2023 and December 31, 2022 included a balance of $477 million related to the USAC Series A preferred units. Redeemable noncontrolling interests also included a balance of $17 million as of March 31, 2023 and $16 million as of December 31, 2022 related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the three months ended March 31, 2023 were as follows:

Number of Units
Number of common units at December 31, 2022	3,094.4
Common units issued under the distribution reinvestment plan	1.8
Common units vested under equity incentive plans and other	0.5
Number of common units at March 31, 2023	3,096.7
Energy Transfer Repurchase Program
During the three months ended March 31, 2023, Energy Transfer did not repurchase any of its common units under its current buyback program. As of March 31, 2023, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the three months ended March 31, 2023, distributions of $23 million were reinvested under the distribution reinvestment program. As of March 31, 2023, a total of 10 million Energy Transfer common units remained available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
Energy Transfer Preferred Units
As of March 31, 2023 and December 31, 2022, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units and 900,000 Series H Preferred Units.

The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	18	9	8	9	15	8	27	15	109
Balance, March 31, 2023	$946	$547	$440	$434	$786	$504	$1,515	$908	$6,080

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2021	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, March 31, 2022	$943	$547	$440	$434	$786	$504	$1,515	$908	$6,077
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A(1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
December 31, 2022	February 1, 2023	February 15, 2023	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.982	—	0.4609	0.4766	0.475	33.750	35.625	32.500
(1)Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis. See additional information on Series A distributions below.
Distributions on the Series A Preferred Units previously accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023, the Series A Preferred Units have a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. Distributions on Series A Preferred Units were previously payable semi-annually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.
Noncontrolling Interests
The Partnership’s consolidated financial statements also include noncontrolling interests in Sunoco LP and USAC, both of which are master limited partnerships, as well as other non-wholly-owned consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420

USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	January 23, 2023	February 3, 2023	$0.525
March 31, 2023	April 24, 2023	May 5, 2023	0.525
USAC’s Warrants
As of March 31, 2023 and December 31, 2022, USAC warrants with the right to purchase 10,000,000 USAC common units at a strike price of $19.59 per unit were outstanding and may be exercised by the holders at any time before April 2, 2028.
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2023	December 31, 2022
Available-for-sale securities	$10	$9
Foreign currency translation adjustment	(4)	1
Actuarial loss related to pensions and other postretirement benefits	(6)	(7)
Investments in unconsolidated affiliates, net	13	13
Total AOCI included in partners’ capital, net of tax	$13	$16
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
FERC Proceedings
Rover – FERC - Stoneman House
In late 2016, FERC Enforcement Staff began a non-public investigation related to Rover’s purchase and removal of a potentially historic home (known as the Stoneman House) while Rover’s application for permission to construct the new 711-mile interstate natural gas pipeline and related facilities was pending. On March 18, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN19-4-000), ordering Rover to explain why it should not pay a $20 million civil penalty for alleged violations of FERC regulations requiring certificate holders to be forthright in their submissions of information to the FERC. Rover filed its answer and denial to the order on June 21, 2021 and a surreply on September 15, 2021. FERC issued an order on January 20, 2022 setting the matter for hearing before an administrative law judge. The hearing was set to commence on March 6, 2023; as explained below, this FERC proceeding has been stayed.
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the federal district court case. On May 24, 2022, the District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the district courts had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the district courts for further proceedings. Energy Transfer and Rover intend to vigorously defend this claim.
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
Other FERC Proceedings
By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding, which was denied by operation of law as of February 17, 2023. Panhandle submitted requisite compliance filings with FERC, but on December 16, 2022, the FERC issued its order on Panhandle’s rate case. On January 17, 2023, Panhandle filed its request for rehearing in the proceeding, which was denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed the initial decision (and the February 17, 2023 Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration) to the United States Court of Appeals for the District of Columbia (“Court of Appeals”). On April 25, 2023, the Court of Appeals stayed the appeal while FERC further considers its December 16, 2022 order.
On July 1, 2022, Transwestern filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated September 9, 2022, a procedural schedule was adopted in this proceeding, setting the commencement of the hearing for June 22, 2023 with an initial decision anticipated by November 15, 2023. By a subsequent order dated February 14, 2023, the procedural schedule was suspended based on representations that the participants have reached an agreement in principle to resolve all issues in this proceeding and a Stipulation and Agreement was filed at FERC on April 5, 2023.
On December 1, 2022, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated February 22, 2023, a procedural schedule was adopted in this proceeding setting the commencement of the hearing for October 24, 2023, with an initial decision anticipated by March 19, 2024.
In May 2021, the FERC commenced an audit of SPLP for the period from January 1, 2018 to present to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6 reporting requirements. The audit is ongoing.
Internal Revenue Service Audit
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service (“IRS”). In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS and most state jurisdictions for 2017 and prior tax years.
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

	Three Months Ended March 31,
	2023	2022
ROW expense	$13	$14
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
As of March 31, 2023 and December 31, 2022, accruals of approximately $217 million and $200 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $800 million.
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
The following sections include descriptions of certain matters that could impact the Partnership’s financial position, results of operations and/or cash flows in future periods. The following sections also include updates to certain matters that have previously been disclosed, even if those matters are not anticipated to have a potentially significant impact on future periods. In addition to the matters disclosed in the following sections, the Partnership is also involved in multiple other matters that could impact future periods, including other lawsuits and arbitration related to the Partnership’s commercial agreements. With respect to such matters, contingencies that met both the probable and reasonably estimable criteria have been included in the accruals disclosed above, and the range of additional losses disclosed above also reflects any relevant amounts for such matters.
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March

25, 2020, the District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the Court of Appeals which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals 1) granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, 2) denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether the USACE would be required to prepare an EIS, and 3) denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the Court of Appeals expected the USACE to clarify its position with respect to whether USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary.
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
The pipeline continues to operate pending completion of the EIS. Energy Transfer anticipates the draft EIS will be completed and published by the USACE in June of 2023, subject to additional delays by the USACE. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline, which consists of both Dakota Access and the Energy Transfer Crude Oil Pipeline; however, Energy Transfer expects after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
MTBE Litigation
ETC Sunoco and Energy Transfer R&M (collectively, “Sunoco Defendants”) are defendants in lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of March 31, 2023, Sunoco Defendants are defendants in two cases, one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco, and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P.
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
Litigation Filed By or Against Williams
In April and May 2016, The Williams Companies, Inc. (“Williams”) filed two lawsuits (the “Williams Litigation”) against Energy Transfer, LE GP, LLC, and, in one of the lawsuits, Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC (collectively, “Energy Transfer Defendants”), alleging that Energy Transfer Defendants breached their obligations under the Energy Transfer-Williams merger agreement (the “Merger Agreement”). In general, Williams alleges that Energy Transfer Defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code (“721 Opinion”), (b) issuing the Partnership’s Series A convertible preferred units (the “Issuance”), and (c) making allegedly untrue representations and warranties in the Merger Agreement. Williams asked the Court to compel the Energy Transfer Defendants to close the merger or take various other affirmative actions.
After a two-day trial on June 20 and 21, 2016, the Court ruled in favor of Energy Transfer Defendants and issued a declaratory judgment that Energy Transfer could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court did not reach a decision regarding Williams’ claims related to the Issuance nor certain of the alleged untrue representations and warranties. On March 23, 2017, the Delaware Supreme Court affirmed the Court’s ruling on the June 2016 trial. In September 2016, the parties filed amended pleadings. Williams filed an amended complaint seeking a $410 million termination fee (the “Termination Fee”) based on the alleged breaches of the Merger Agreement listed above. Energy Transfer Defendants filed amended counterclaims and affirmative defenses, asserting that Williams materially breached the Merger Agreement by, among other things, (a) failing to use its reasonable best efforts to consummate the merger, (b) failing to provide material information to Energy Transfer for inclusion in the Form S-4 related to the merger, (c) failing to facilitate the financing of the merger, and (d) breaching the Merger Agreement’s forum-selection clause. The Energy Transfer Defendants sought a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct.
On September 29, 2016, Williams filed a motion to dismiss the Energy Defendants’ amended counterclaims and to strike certain of the Energy Transfer Defendants’ affirmative defenses. On December 1, 2017, the Court issued a Memorandum Opinion granting in part and denying in part Williams’ motion to dismiss. The Court dismissed, among other things, the Energy Transfer Defendants’ claim for a $1.48 billion termination fee.
Trial was held on all remaining claims on May 10-17, 2021, and on December 29, 2021, the Court ruled in favor of Williams and awarded it the Termination Fee plus certain fees and expenses, holding that the Issuance breached the Merger Agreement and that Williams had not materially breached the Merger Agreement, though the Court awarded sanctions against Williams due to its CEO’s intentional spoliation of evidence. The Court subsequently awarded Williams approximately $190 million in attorneys’ fees, expenses and pre-judgment interest.
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
Shareholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control, and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et at., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
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
On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer and Messrs. Warren, Long, McCrea, and Whitehurst. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of Rover.
On August 10, 2022, the Court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey. On November 7, 2022, the court granted the defendants’ motion to transfer and transferred this action to the United States District Court for the Northern District of Texas. On January 27, 2023, the defendants filed their motion to dismiss the New Mexico Funds’ amended complaint.

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
ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal. A Petition for Writ of Certiorari was filed with the United States Supreme Court on April 28, 2022, seeking review of the 10th Circuit’s dismissal of ETMT’s appeal. The Supreme Court denied ETMT’s Petition on October 3, 2022. Despite the denial of its Petition for Writ of Certiorari, ETMT is still vigorously appealing the finality issues underlying the Order and has appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. The appeal to the 10th Circuit has been fully briefed and oral argument was held on March 21, 2023.
Energy Transfer LP and ETC Texas Pipeline, Ltd. v. Culberson Midstream LLC, et al.
On April 8, 2022, Energy Transfer and ETC Texas Pipeline, Ltd. (“ETC,” and together with Energy Transfer, “Plaintiffs”) filed suit against Culberson Midstream LLC (“Culberson”), Culberson Midstream Equity, LLC (“Culberson Equity”), and Moontower Resources Gathering, LLC (“Moontower,”). On October 1, 2018, ETC and Culberson entered into a Gas Gathering and Processing Agreement (the “Bypass GGPA”) under which Culberson was to gather gas from its dedicated acreage and deliver all committed gas exclusively to ETC. In connection with the Bypass GGPA, on October 18, 2018, Energy Transfer and Culberson Equity also entered into an Option Agreement. Under the Option Agreement, Culberson Equity and Moontower had the right (but not the obligation) to require Energy Transfer to purchase their respective interests in Culberson by way of a put option. Notably, the Option Agreement is only enforceable so long as the parties comply with the Bypass GGPA. In late March 2022, Culberson Equity and Moontower submitted a put notice to Energy Transfer seeking to require Energy Transfer to purchase their respective interests in Culberson for approximately

$93 million. On April 8, 2022, Plaintiffs filed suit against Culberson, Culberson Equity and Moontower asserting claims for declaratory judgment and breach of contract, contending that they materially breached the Bypass GGPA by sending some committed gas to third parties and also by failing to send any gas to Plaintiffs since March 2020, and thus that Culberson Equity’s and Moontower’s put notice is void. Culberson, Culberson Equity, and Moontower have answered the lawsuit. Additionally, Culberson filed a counterclaim against ETC for breach of the Bypass GGPA, seeking the recovery of damages and attorneys’ fees. Culberson Equity and Moontower also filed a counterclaim against Energy Transfer for (1) breach of the Option Agreement, and (2) a declaratory judgment concerning Energy Transfer’s alleged obligation to purchase the Culberson interests. The lawsuit is pending in the 193rd Judicial District Court in Dallas County, Texas. On April 27, 2022, Culberson filed an application for a temporary restraining order, temporary injunction, and permanent injunction, and Culberson Equity and Moontower joined in that request. The Court held a hearing on the application on April 28 and denied the injunction. In early May, Culberson filed a motion to enforce the appraisal process and confirm the validity of their put price calculation, to which Plaintiffs objected. On July 11, 2022, the Court held a hearing on the motion, and on July 19, 2022, the Court ordered the parties to engage in an appraisal process regarding the put price. An independent appraiser was appointed and issued his decision on October 15, 2022, concluding that the put price totals $93 million. Plaintiffs have consistently reiterated their objection to the appraisal process and conclusion. Culberson, Culberson Equity and Moontower filed a motion for summary judgment, but the Court has postponed considering it until the spring of 2023, after further document discovery and depositions. On December 7, 2022, Plaintiffs amended their petition to add Moontower Resources Operating, LLC and Moontower Resources WI, LLC as Defendants, and to assert a claim against all Defendants for fraudulent inducement. Trial is currently set for the two-week docket beginning September 26, 2023. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50 percent) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, respectively, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. Respondents cannot predict the ultimate outcome of this regulatory proceeding, nor can they predict the amount of time and expense that will be required to resolve these claims; however, Respondents will vigorously defend themselves against the MA AG’s claims.
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
•the Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2023, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	March 31, 2023	December 31, 2022
Current	$49	$54
Non-current	227	228
Total environmental liabilities	$276	$282

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
During the three months ended March 31, 2023 and 2022, the Partnership recorded $8 million and $4 million, respectively, of expenditures related to environmental cleanup programs.
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
Our operations are also subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, the Occupational Safety and Health Administration’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.
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

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2022	$615
Additions	278
Revenue recognized	(301)
Balance, March 31, 2023	$592

Balance, December 31, 2021	$459
Additions	266
Revenue recognized	(209)
Other	(10)
Balance, March 31, 2022	$506
The balances of Sunoco LP’s contract assets were as follows:

	March 31, 2023	December 31, 2022
Contract balances:
Contract assets	$222	$200
Accounts receivable from contracts with customers	528	834
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component, are considered a single performance obligation. For these types of contacts, only the fixed components of the contracts are included in the following table.
As of March 31, 2023, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $39.06 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2023
	(remainder)	2024	2025	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2023	$5,495	$6,360	$5,429	$21,775	$39,059
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

The following table details our outstanding commodity-related derivatives:

	March 31, 2023		December 31, 2022
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	215	2023-2024	145	2023
Basis Swaps IFERC/NYMEX (1)	(49,423)	2023	(39,563)	2023
Power (Megawatt):
Forwards	85,400	2023-2029	—	2023-2029
Futures	(289,918)	2023-2024	(21,384)	2023
Options – Puts	8,000	2023-2024	119,200	2023
Options – Calls	(119,200)	2023-2024	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	40,533	2023-2024	42,440	2023-2024
Swing Swaps IFERC	(58,778)	2023-2024	(202,815)	2023-2024
Fixed Swaps/Futures	(10,225)	2023-2025	(15,758)	2023-2025
Forward Physical Contracts	532	2023-2025	2,423	2023-2024
NGLs (MBbls) – Forwards/Swaps	10,341	2023-2025	6,934	2023-2025
Crude (MBbls) – Forwards/Swaps	(4,257)	2023-2025	795	2023-2024
Refined Products (MBbls) – Futures	(2,401)	2023-2024	(3,547)	2023-2024
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(45,535)	2023	(37,448)	2023
Fixed Swaps/Futures	(45,535)	2023	(37,448)	2023
Hedged Item – Inventory	45,535	2023	37,448	2023
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2023	December 31, 2022
July 2024(2)	Forward-starting to pay an average fixed rate of 3.512% and receive a floating rate	$400	$400
(1)Floating rates are based on SOFR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

In April 2023, USAC entered into an interest rate swap to manage interest rate risk associated with its floating-rate credit facility. The interest rate swap has a notional amount of $700 million and a mandatory termination in April 2025. Under the interest rate swap, USAC is to pay a fixed interest rate of 3.785% and receive floating interest rate payments that are indexed to SOFR.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$47	$87	$(21)	$(7)
	47	87	(21)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	255	506	(231)	(411)
Commodity derivatives	59	95	(57)	(108)
Interest rate derivatives	—	—	(43)	(23)
	314	601	(331)	(542)
Total derivatives	$361	$688	$(352)	$(549)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(43)	$(23)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	59	95	(57)	(108)
Broker cleared derivative contracts	Other current assets (liabilities)	302	593	(252)	(418)
Total gross derivatives		361	688	(352)	(549)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(53)	(85)	53	85
Counterparty netting	Other current assets (liabilities)	(208)	(359)	208	359
Total net derivatives		$100	$244	$(91)	$(105)
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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2023	2022
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(12)	$17
Commodity derivatives – Non-trading	Cost of products sold	68	(17)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(20)	114
Total		$36	$114
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2023	2022
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$814	$1,475
Intersegment revenues	476	157
	1,290	1,632
Interstate transportation and storage:
Revenues from external customers	622	547
Intersegment revenues	12	19
	634	566
Midstream:
Revenues from external customers	809	1,131
Intersegment revenues	1,945	2,794
	2,754	3,925
NGL and refined products transportation and services:
Revenues from external customers	4,737	5,245
Intersegment revenues	866	1,032
	5,603	6,277
Crude oil transportation and services:
Revenues from external customers	6,079	5,926
Intersegment revenues	1	—
	6,080	5,926
Investment in Sunoco LP:
Revenues from external customers	5,349	5,397
Intersegment revenues	13	5
	5,362	5,402
Investment in USAC:
Revenues from external customers	192	159
Intersegment revenues	5	4
	197	163
All other:
Revenues from external customers	393	611
Intersegment revenues	151	104
	544	715
Eliminations	(3,469)	(4,115)
Total revenues	$18,995	$20,491

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBITDA:
Intrastate transportation and storage	$409	$444
Interstate transportation and storage	536	453
Midstream	641	807
NGL and refined products transportation and services	939	700
Crude oil transportation and services	526	593
Investment in Sunoco LP	221	191
Investment in USAC	118	98
All other	43	54
Adjusted EBITDA (consolidated)	$3,433	$3,340

	Three Months Ended March 31,
	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,447	$1,487
Depreciation, depletion and amortization	1,059	1,028
Interest expense, net of interest capitalized	619	559
Income tax expense (benefit)	71	(9)
Impairment losses	1	300
(Gains) losses on interest rate derivatives	20	(114)
Non-cash compensation expense	37	36
Unrealized losses on commodity risk management activities	130	45
Inventory valuation adjustments (Sunoco LP)	(29)	(120)
Adjusted EBITDA related to unconsolidated affiliates	161	125
Equity in earnings of unconsolidated affiliates	(88)	(56)
Other, net	5	59
Adjusted EBITDA (consolidated)	$3,433	$3,340

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Lotus Midstream Acquisition
On May 2, 2023, Energy Transfer acquired Lotus Midstream Operations, LLC (“Lotus Midstream”) for total consideration of $900 million in cash and approximately 44.5 million newly issued Energy Transfer common units. Lotus Midstream owns and operates Centurion Pipeline Company LLC, an integrated crude midstream platform located in the Permian Basin.
Sunoco LP Acquisition
On May 1, 2023, Sunoco LP completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $110 million. Sunoco LP expects the acquisition to be accretive to its unitholders in the first year of ownership.
Quarterly Cash Distribution
In April 2023, Energy Transfer announced a quarterly distribution of $0.3075 per unit ($1.23 annualized) on Energy Transfer common units for the quarter ended March 31, 2023.
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

Even without application of the FERC’s recent rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost of service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as Tiger Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as Florida Gas Transmission Pipeline, Transwestern and Panhandle, have a mix of tariff rate, discount rate and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of our cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding, which was denied by operation of law as of February 17, 2023. Panhandle submitted requisite compliance filings with FERC, but on December 16, 2022, the FERC issued its order on Panhandle’s rate case. On January 17, 2023, Panhandle filed its request for rehearing in the proceeding, which was denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed the initial decision (and the February 17, 2023 Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration) to the United States Court of Appeals for the District of Columbia (“Court of Appeals”). On April 25, 2023, the Court of Appeals stayed the appeal while FERC further considers its December 16, 2022 order.
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
Segment Adjusted EBITDA, as reported for each segment in the following table, is analyzed for each segment in the section titled “Segment Operating Results.” Adjusted EBITDA is a non-GAAP measure used by industry analysts, investors, lenders and rating agencies to assess the financial performance and the operating results of the Partnership’s fundamental business activities and should not be considered in isolation or as a substitution for net income, income from operations, cash flows from operating activities or other GAAP measures.

Consolidated Results

	Three Months Ended March 31,
	2023	2022	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$409	$444	$(35)
Interstate transportation and storage	536	453	83
Midstream	641	807	(166)
NGL and refined products transportation and services	939	700	239
Crude oil transportation and services	526	593	(67)
Investment in Sunoco LP	221	191	30
Investment in USAC	118	98	20
All other	43	54	(11)
Adjusted EBITDA (consolidated)	$3,433	$3,340	$93

	Three Months Ended March 31,
	2023	2022	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,447	$1,487	$(40)
Depreciation, depletion and amortization	1,059	1,028	31
Interest expense, net of interest capitalized	619	559	60
Income tax expense (benefit)	71	(9)	80
Impairment losses	1	300	(299)
(Gains) losses on interest rate derivatives	20	(114)	134
Non-cash compensation expense	37	36	1
Unrealized losses on commodity risk management activities	130	45	85
Inventory valuation adjustments (Sunoco LP)	(29)	(120)	91
Adjusted EBITDA related to unconsolidated affiliates	161	125	36
Equity in earnings of unconsolidated affiliates	(88)	(56)	(32)
Other, net	5	59	(54)
Adjusted EBITDA (consolidated)	$3,433	$3,340	$93
Net Income. For the three months ended March 31, 2023 compared to the same period last year, net income decreased $40 million, or approximately 3%. Operating income increased $216 million primarily due to the recognition of a $300 million impairment loss in the prior period, partially offset by increases in operating expenses. In addition, equity in earnings of unconsolidated affiliates increased $32 million. These increases to net income were offset by higher interest expense and losses on interest rate derivatives, as well as an increase in income tax expense. Additional discussion on these items affecting net income is available below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three months ended March 31, 2023 compared to the same period last year, Adjusted EBITDA increased $93 million, or approximately 3%. This increase included a $239 million increase from the NGL and refined products transportation and services segment, primarily driven by higher volumes, higher rates and optimization activities. The increase in consolidated Adjusted EBITDA also included an $83 million increase from the interstate transportation and storage segment, primarily due to higher contracted volumes, higher rates and new assets placed in service. These increases in Adjusted EBITDA were partially offset by a $166 million decrease from the midstream segment primarily driven by unfavorable natural gas and NGL prices, as well as a $67 million decrease from the crude oil transportation and services segment primarily driven by lower results from our crude oil acquisition and marketing business.
Additional information on changes impacting Adjusted EBITDA for the three months ended March 31, 2023 compared to the same period last year is available in “Segment Operating Results.”

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2023 compared to the same period last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, net of interest capitalized. Interest expense, net of interest capitalized, increased for the three months ended March 31, 2023 compared to the same period last year, primarily due to the following:
•the Partnership’s (excluding Sunoco LP and USAC) interest expense increased by $40 million due to higher interest rates on floating rate debt and lower capitalized interest, partially offset by a lower aggregate debt balance;
•Sunoco LP’s interest expense increased by $12 million primarily due to higher interest rates on floating rate debt; and
•USAC’s interest expense increased by $8 million primarily due to higher weighted average interest rates and increased borrowings under its credit agreement.
Income Tax Expense (Benefit). For the three months ended March 31, 2023 compared to the same period last year, income tax expense increased due to higher earnings from the Partnership's consolidated corporate subsidiaries.
Impairment Losses. The $300 million impairment loss during the three months ended March 31, 2022 was related to the impairment of Energy Transfer Canada’s assets recorded in March 2022, based on the anticipated proceeds from the expected sale of those assets. The sale was completed in August 2022.
For the three months ended March 31, 2023, impairment losses included a total of $1 million recognized by USAC related to its compression equipment.
(Gains) Losses on Interest Rate Derivatives. Gains and losses on interest rate derivatives resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value. The magnitude of the gains and losses during the respective periods also reflected higher aggregate notional amount of interest rate swaps outstanding in the prior period.
Unrealized Losses on Commodity Risk Management Activities. The unrealized losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results,” and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2023 and 2022, increases in fuel prices reduced lower of cost or market reserve requirements by $29 million and $120 million, respectively, resulting in favorable impacts to net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2023	2022	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$34	$34	$—
MEP	25	(4)	29
White Cliffs	1	—	1
Explorer	8	4	4
Other	20	22	(2)
Total equity in earnings of unconsolidated affiliates	$88	$56	$32

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$79	$77	$2
MEP	34	5	29
White Cliffs	6	5	1
Explorer	13	7	6
Other	29	31	(2)
Total Adjusted EBITDA related to unconsolidated affiliates	$161	$125	$36

Distributions received from unconsolidated affiliates:
Citrus	$48	$60	$(12)
MEP	33	4	29
White Cliffs	5	5	—
Explorer	8	5	3
Other	23	16	7
Total distributions received from unconsolidated affiliates	$117	$90	$27
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
The following tables identify the components of Segment Adjusted EBITDA, which is calculated as follows:
•Segment margin, operating expenses and selling, general and administrative expenses. These amounts represent the amounts included in our consolidated financial statements that are attributable to each segment.
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
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2023	2022	Change
Natural gas transported (BBtu/d)	14,697	13,973	724
Withdrawals from storage natural gas inventory (BBtu)	6,000	21,858	(15,858)
Revenues	$1,290	$1,632	$(342)
Cost of products sold	985	1,171	(186)
Segment margin	305	461	(156)
Unrealized losses on commodity risk management activities	174	46	128
Operating expenses, excluding non-cash compensation expense	(62)	(63)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(12)	(2)
Adjusted EBITDA related to unconsolidated affiliates	6	6	—
Other	—	6	(6)
Segment Adjusted EBITDA	$409	$444	$(35)
Volumes. For the three months ended March 31, 2023 compared to the same period last year, transported volumes increased primarily due to increased utilization on our Enable Oklahoma Intrastate Transmission system and higher production in the Haynesville Shale.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2023	2022	Change
Transportation fees	$216	$215	$1
Natural gas sales and other (excluding unrealized gains and losses)	176	209	(33)
Retained fuel revenues (excluding unrealized gains and losses)	15	32	(17)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	72	51	21
Unrealized losses on commodity risk management activities and fair value inventory adjustments	(174)	(46)	(128)
Total segment margin	$305	$461	$(156)
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $33 million in realized natural gas sales and other primarily due to lower pipeline optimization;
•a decrease of $17 million in retained fuel revenues related to lower natural gas prices; and
•an increase of $2 million in selling, general and administrative expenses primarily due to higher legal fees and insurance expenses; partially offset by
•an increase of $21 million in storage margin primarily due to higher storage optimization;
•an increase of $1 million in transportation fees primarily due to higher fees on our Haynesville and Oklahoma assets; and
•a decrease of $1 million in operating expenses related to a $9 million decrease in cost of fuel consumption, offset by increases in ad valorem taxes, outside services, utilities and materials expenses.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2023	2022	Change
Natural gas transported (BBtu/d)	16,818	15,098	1,720
Natural gas sold (BBtu/d)	22	41	(19)
Revenues	$634	$566	$68
Cost of products sold	2	19	(17)
Segment margin	632	547	85
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(186)	(171)	(15)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(31)	(31)	—
Adjusted EBITDA related to unconsolidated affiliates	121	88	33
Other	—	20	(20)
Segment Adjusted EBITDA	$536	$453	$83
Volumes. For the three months ended March 31, 2023 compared to the same period last year, transported volumes increased primarily due to our Gulf Run Pipeline being placed in service in December 2022, as well as more capacity sold and higher utilization on our Transwestern, Panhandle and Trunkline systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $85 million in segment margin primarily due to a $28 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher rates, a $28 million increase resulting from our Gulf Run Pipeline being placed in service in December 2022, an $18 million increase due to the realization in the current period of certain amounts related to a shipper bankruptcy, a $16 million increase from sales of operational gas and a $7 million increase in parking revenue. These increases were partially offset by a $12 million decrease in reservation fees primarily due to slightly lower volumes on our Rover system; and
•an increase of $33 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $29 million increase from our MEP joint venture as a result of higher revenue due to capacity sold at higher rates, and a $3 million increase from our Southeast Supply Header joint venture resulting from higher revenue due to higher contracted volumes and higher rates; partially offset by
•an increase of $15 million in operating expenses primarily due to an $8 million increase resulting from our Gulf Run Pipeline being placed in service in December 2022 and an aggregate $7 million increase in right-of-way expense, materials, outside services and other direct expenses; and
•a decrease of $20 million in other primarily due to the realization in the prior period of certain amounts related to a shipper bankruptcy.
Midstream

	Three Months Ended March 31,
	2023	2022	Change
Gathered volumes (BBtu/d)	19,750	17,333	2,417
NGLs produced (MBbls/d)	811	757	54
Equity NGLs (MBbls/d)	40	42	(2)
Revenues	$2,754	$3,925	$(1,171)
Cost of products sold	1,781	2,885	(1,104)
Segment margin	973	1,040	(67)
Unrealized gains on commodity risk management activities	—	(2)	2
Operating expenses, excluding non-cash compensation expense	(288)	(234)	(54)
Selling, general and administrative expenses, excluding non-cash compensation expense	(50)	(44)	(6)
Adjusted EBITDA related to unconsolidated affiliates	5	9	(4)
Other	1	38	(37)
Segment Adjusted EBITDA	$641	$807	$(166)
Volumes. For the three months ended March 31, 2023 compared to the same period last year, gathered volumes and NGL production increased primarily due to increased producer activity in all regions.
Segment Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended March 31,
	2023	2022	Change
Gathering and processing fee-based revenues	$763	$697	$66
Non-fee-based contracts and processing	210	341	(131)
Unrealized gains on commodity risk management activities	—	2	(2)
Total segment margin	$973	$1,040	$(67)
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $138 million in non-fee-based margin due to unfavorable natural gas prices of $70 million and NGL prices of $68 million;
•an increase of $54 million in operating expenses due to a $22 million increase in repairs, material and equipment rental costs, a $14 million increase in employee costs, a $9 million increase in maintenance project costs, a $6 million increase from the Woodford Express acquisition and the Grey Wolf processing plant coming online in late 2022 and a $2 million increase in ad valorem taxes;
•an increase of $6 million in selling, general and administrative expenses due to a $3 million increase in legal and insurance expenses, a $2 million increase in employee and IT costs and a $1 million increase in corporate allocations;
•a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to the sale of the Partnership’s membership interest in Ranch Westex JV LLC in 2022; and
•a decrease of $37 million in other primarily due to the realization in the prior period of certain amounts related to a shipper bankruptcy; partially offset by
•an increase of $66 million in fee-based margin due to increased throughput across all regions; and
•an increase of $7 million in non-fee-based margin due to increased producer activity in the Mid-continent/Panhandle and Permian regions.
NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2023	2022	Change
NGL transportation volumes (MBbls/d)	1,984	1,752	232
Refined products transportation volumes (MBbls/d)	501	496	5
NGL and refined products terminal volumes (MBbls/d)	1,344	1,180	164
NGL fractionation volumes (MBbls/d)	949	804	145
Revenues	$5,603	$6,277	$(674)
Cost of products sold	4,402	5,356	(954)
Segment margin	1,201	921	280
Unrealized gains on commodity risk management activities	(31)	(5)	(26)
Operating expenses, excluding non-cash compensation expense	(221)	(202)	(19)
Selling, general and administrative expenses, excluding non-cash compensation expense	(38)	(35)	(3)
Adjusted EBITDA related to unconsolidated affiliates	28	21	7
Segment Adjusted EBITDA	$939	$700	$239
Volumes. For the three months ended March 31, 2023 compared to the same period last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region, higher volumes on our Mariner East pipeline system and higher volumes on our export pipelines into our Nederland Terminal.
NGL and refined products terminal volumes increased for the three months ended March 31, 2023 compared to the same period last year primarily due to higher volumes on our export pipelines into our Nederland Terminal, higher volumes on our Mariner East pipelines into our Marcus Hook Terminal and higher volumes through our Texas marketing terminals.
The aforementioned increase in transportation volumes also led to higher fractionated volumes at our Mont Belvieu, Texas fractionation facility for the three months ended March 31, 2023 compared to the same period last year.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2023	2022	Change
Transportation margin	$562	$479	$83
Fractionators and refinery services margin	210	185	25
Terminal services margin	200	151	49
Storage margin	79	72	7
Marketing margin	119	29	90
Unrealized gains on commodity risk management activities	31	5	26
Total segment margin	$1,201	$921	$280
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $90 million in marketing margin primarily due to higher gains of $52 million from the optimization of NGL and refined product inventories and a $30 million increase in northeast blending and optimization;
•an increase of $83 million in transportation margin primarily due to a $52 million increase resulting from higher y-grade throughput and higher rates driven by contractual rate escalations on our Texas pipeline system, a $17 million increase resulting from higher throughput on our Mariner East pipelines and a $12 million increase from higher exported volumes feeding into our Nederland Terminal;
•an increase of $49 million in terminal services margin primarily due to a $25 million increase from higher throughput at our Marcus Hook Terminal and a $23 million increase from higher export volumes loaded at our Nederland Terminal;
•an increase of $25 million in fractionators and refinery services margin primarily due to a $29 million increase from higher volumes and higher rates driven by contractual rate escalations. This increase was partially offset by a $5 million decrease from a less favorable pricing environment impacting our refinery services business;
•an increase of $7 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher volumes on the Explorer and Wolverine pipelines; and
•an increase of $7 million in storage margin primarily due to fees generated from exported volumes; partially offset by
•an increase of $19 million in operating expenses primarily due to a $6 million increase in employee costs, a $5 million increase in maintenance project costs and a $7 million increase in materials costs; and
•an increase of $3 million in selling, general and administrative expenses primarily due to increases in overhead expenses and insurance costs.

Crude Oil Transportation and Services

	Three Months Ended March 31,
	2023	2022	Change
Crude transportation volumes (MBbls/d)	4,238	4,216	22
Crude terminal volumes (MBbls/d)	2,940	2,765	175
Revenues	$6,080	$5,926	$154
Cost of products sold	5,374	5,179	195
Segment margin	706	747	(41)
Unrealized losses on commodity risk management activities	2	11	(9)
Operating expenses, excluding non-cash compensation expense	(153)	(137)	(16)
Selling, general and administrative expenses, excluding non-cash compensation expense	(31)	(30)	(1)
Adjusted EBITDA related to unconsolidated affiliates	1	1	—
Other	1	1	—
Segment Adjusted EBITDA	$526	$593	$(67)
Volumes. For the three months ended March 31, 2023 compared to the same period last year, crude transportation volumes were higher on our Texas pipeline systems due to higher Permian Basin crude production and the Ted Collins Link going in service in the second quarter of 2022. Volumes on our Bayou Bridge Pipeline were also higher, partly offset by lower volumes on our Bakken Pipeline due to production impacts from Winter Storm Elliot in the fourth quarter of 2022 which also impacted January 2023 production. Crude terminal volumes were higher due to stronger export demand and refinery utilization.
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased primarily due to the net impacts of the following:
•a decrease of $50 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due a $48 million decrease from our crude oil acquisition and marketing business due to the timing of optimization gains; and
•an increase of $16 million in operating expenses primarily due to an $8 million increase in volume-driven expenses, a $5 million increase primarily from maintenance project expenses and a $4 million increase in employee costs.
Investment in Sunoco LP

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$5,362	$5,402	$(40)
Cost of products sold	4,987	4,972	15
Segment margin	375	430	(55)
Unrealized gains on commodity risk management activities	(11)	(9)	(2)
Operating expenses, excluding non-cash compensation expense	(97)	(97)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(25)	(22)	(3)
Adjusted EBITDA related to unconsolidated affiliates	3	2	1
Inventory valuation adjustments	(29)	(120)	91
Other	5	7	(2)
Segment Adjusted EBITDA	$221	$191	$30
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.

Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment reflected an increase in the profit on motor fuel sales of $26 million, primarily due to a 4% increase in profit per gallon sold and a 9% increase in gallons sold.
Investment in USAC

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$197	$163	$34
Cost of products sold	34	25	9
Segment margin	163	138	25
Operating expenses, excluding non-cash compensation expense	(32)	(29)	(3)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(11)	(2)
Segment Adjusted EBITDA	$118	$98	$20
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to higher average rates across USAC’s fleet and higher revenue-generating horsepower.
All Other

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$544	$715	$(171)
Cost of products sold	502	614	(112)
Segment margin	42	101	(59)
Unrealized (gains) losses on commodity risk management activities	(4)	4	(8)
Operating expenses, excluding non-cash compensation expense	(6)	(34)	28
Selling, general and administrative expenses, excluding non-cash compensation expense	(9)	(17)	8
Other and eliminations	20	—	20
Segment Adjusted EBITDA	$43	$54	$(11)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, until those assets were divested in August 2022.
Segment Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impacts of the following:
•a decrease of $30 million due to the sale of Energy Transfer Canada in 2022; and
•a decrease of $5 million due to an unfavorable environment for our power trading activities; partially offset by
•a decrease of $9 million in mergers and acquisition expense; and
•an increase of $17 million from our natural gas marketing subsidiary.

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
We currently expect capital expenditures in 2023 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$25	$50	$50	$60
Interstate transportation and storage (1)	275	325	175	185
Midstream	850	900	190	200
NGL and refined products transportation and services	550	575	120	130
Crude oil transportation and services (1)	175	200	140	145
All other (including eliminations)	25	50	65	70
Total capital expenditures	$1,900	$2,100	$740	$790
(1)Includes capital expenditures related to our proportionate share of the Bakken, Rover and Bayou Bridge pipeline joint ventures, and the Orbit Gulf Coast NGL Exports joint venture.
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
Sunoco LP currently expects to invest at least $150 million in growth capital expenditures and approximately $65 million in maintenance capital expenditures for the full year 2023.
USAC currently plans to spend approximately $26 million in maintenance capital expenditures and spend between $260 million and $270 million in expansion capital expenditures for the full year 2023.
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
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Cash provided by operating activities during 2023 was $3.35 billion compared to $2.37 billion for 2022, and net income was $1.45 billion for 2023 and $1.49 billion for 2022. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2023 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $801 million and other non-cash items totaling $1.04 billion.
The non-cash activity in 2023 and 2022 consisted primarily of depreciation, depletion and amortization of $1.06 billion and $1.03 billion, respectively, non-cash compensation expense of $37 million and $36 million, respectively, favorable inventory valuation adjustments of $29 million and $120 million, respectively, deferred income taxes of $53 million and $32 million, respectively, and impairment losses of $1 million and $300 million, respectively. Non-cash activity also included equity in earnings of unconsolidated affiliates of $88 million and $56 million in 2023 and 2022, respectively.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $87 million in 2023 and $44 million in 2022.
Cash paid for interest, net of interest capitalized, was $406 million and $366 million for the three months ended March 31, 2023 and 2022, respectively. Interest capitalized was $15 million and $33 million for the three months ended March 31, 2023 and 2022, respectively.
Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid for acquisitions, capital expenditures, cash contributions to our joint ventures and cash proceeds from sales or contributions of assets or businesses. In addition, distributions from equity investees are included in cash flows from investing activities if the distributions are deemed to be a return of the Partnership’s investment. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Cash used in investing activities during 2023 was $803 million compared to $1.27 billion for 2022. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2023 were $837 million compared to $732 million for 2022. Additional detail related to our capital expenditures is provided in the following table. In 2022, we paid $325 million in cash for the acquisition of Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC) and Sunoco LP paid a cash deposit of $264 million related to its acquisition of a transmix processing and terminal facility.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline joint ventures, and the Orbit Gulf Coast NGL Exports joint venture, net of contributions in aid of construction costs) on an accrual basis for the three months ended March 31, 2023:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$22	$13	$35
Interstate transportation and storage	58	24	82
Midstream	191	44	235
NGL and refined products transportation and services	116	30	146
Crude oil transportation and services	13	25	38
Investment in Sunoco LP	29	8	37
Investment in USAC	51	5	56
All other (including eliminations)	7	13	20
Total capital expenditures	$487	$162	$649

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Cash used in financing activities during 2023 was $2.47 billion compared to $324 million for 2022. During 2023, we had a net decrease in our debt level of $1.02 billion compared to a net increase of $230 million for 2022.
In 2023 and 2022, we paid distributions of $1.00 billion and $608 million, respectively, to our partners. In 2023 and 2022, we paid distributions of $441 million and $307 million, respectively, to noncontrolling interests. In 2023 and 2022, we paid distributions of $12 million in both periods to our redeemable noncontrolling interests.
In 2023 and 2022, we received capital contributions of $3 million and $373 million, respectively, in cash from noncontrolling interests.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2023	December 31, 2022
Energy Transfer Indebtedness:
Notes and Debentures (1)	$37,318	$39,468
Five-Year Credit Facility	1,957	793
Subsidiary Indebtedness:
Transwestern Senior Notes	250	250
Bakken Senior Notes	1,850	1,850
Sunoco LP Senior Notes and lease-related obligations	2,694	2,694
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving credit facilities:
Sunoco LP Credit Facility	800	900
USAC Credit Facility	709	646

Other long-term debt	3	3
Net unamortized premiums, discounts, and fair value adjustments	171	183
Deferred debt issuance costs	(221)	(225)
Total debt	47,231	48,262
Less: current maturities of long-term debt	2	2
Long-term debt, less current maturities	$47,229	$48,260
(1)As of March 31, 2023, this balance included a total of $2.96 billion aggregate principal amount of senior notes due on or before March 31, 2024, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
Senior Notes - Recent Transactions
In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023, $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 and $1.00 billion aggregate principal amount of its 4.25% Senior Notes due March 2023 using proceeds from its Five-Year Credit Facility (defined below).

Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of March 31, 2023, the Five-Year Credit Facility had $1.96 billion of outstanding borrowings, of which $757 million consisted of commercial paper. The amount available for future borrowings was $3.01 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of March 31, 2023 was 6.05%.
Sunoco LP Credit Facility
As of March 31, 2023, Sunoco LP’s credit facility had $800 million of outstanding borrowings and $7 million in standby letters of credit and matures in April 2027. The amount available for future borrowings at March 31, 2023 was $693 million. The weighted average interest rate on the total amount outstanding as of March 31, 2023 was 6.61%.
USAC Credit Facility
As of March 31, 2023, USAC’s credit facility, which matures in December 2026, had $709 million of outstanding borrowings and no outstanding letters of credit. As of March 31, 2023, USAC had $891 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $375 million. The weighted average interest rate on the total amount outstanding as of March 31, 2023 was 7.38%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2023.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	$0.3075
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
December 31, 2022	February 1, 2023	February 15, 2023	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.982	—	0.4609	0.4766	0.475	33.750	35.625	32.500
(1)Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis. See additional information on Series A distributions below.

Distributions on the Series A Preferred Units previously accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023, the Series A Preferred Units have a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. Distributions on Series A Preferred Units were previously payable semi-annually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.
Description of Energy Transfer Preferred Units
A summary of the distribution and redemption rights associated with the Energy Transfer Preferred Units is included in Note 9 in “Item 1. Financial Statements.”
Cash Distributions Paid by Subsidiaries
The Partnership’s consolidated financial statements include Sunoco LP and USAC, both of which are master limited partnerships, as well as other non-wholly-owned consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	January 23, 2023	February 3, 2023	$0.525
March 31, 2023	April 24, 2023	May 5, 2023	0.525
CRITICAL ACCOUNTING ESTIMATES
The Partnership’s critical accounting estimates are described in its Annual Report on Form 10-K filed with the SEC on February 17, 2023. No significant changes have occurred subsequent to the Form 10-K filing.
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
•impacts of world health events;
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II - Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The following table summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2023			December 31, 2022
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	215	$—	$—	145	$—	$—
Basis Swaps IFERC/NYMEX (1)	(49,423)	(9)	1	(39,563)	54	3
Power (Megawatt):
Forwards	85,400	—	—	—	1	—
Futures	(289,918)	2	1	(21,384)	—	—
Options – Puts	8,000	—	—	119,200	—	—
Options – Calls	(119,200)	1	—	—	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	40,533	2	1	42,440	(41)	4
Swing Swaps IFERC	(58,778)	2	1	(202,815)	63	7
Fixed Swaps/Futures	(10,225)	2	4	(15,758)	51	7
Forward Physical Contracts	532	5	1	2,423	8	1
NGLs (MBbls) – Forwards/Swaps	10,341	14	35	6,934	(41)	63
Crude (MBbls) – Forwards/Swaps	(4,257)	22	26	795	26	22
Refined Products (MBbls) – Futures	(2,401)	(15)	27	(3,547)	(39)	37
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(45,535)	(1)	1	(37,448)	22	2
Fixed Swaps/Futures	(45,535)	27	13	(37,448)	58	17
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
Interest Rate Risk
As of March 31, 2023, we and our subsidiaries had $4.29 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $43 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which are designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		March 31, 2023	December 31, 2022
July 2024(2)	Forward-starting to pay an average fixed rate of 3.512% and receive a floating rate	$400	$400
(1)Floating rates are based on SOFR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $80 million as of March 31, 2023. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
The Partnership also has outstanding Series A Preferred Units with aggregate liquidation preference of $950 million, for which distributions are based on a floating rate beginning February 15, 2023. A hypothetical change of 100 basis points in interest rates for the Series A Preferred Units would result in a net change in preferred unit distributions of $10 million annually.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 17, 2023 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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
On June 29, 2022, near Henderson, Tennessee, a Mid Valley Pipeline Company LLC (“Mid Valley”) mowing contractor struck an exposed section of the 22-inch diameter Hornsby to Denver line segment while mowing. The brush cutter mowing implement cut open the pipeline and released an estimated 4,345 barrels of crude oil into the surrounding area. Approximately 3,343 barrels of crude oil were recovered during initial remediation activities with the remaining volume contained within the materials removed and disposed of in accordance with applicable environmental laws and regulations. Corrective action is being completed pursuant to the Tennessee DEC’s Division of Remediation - Voluntary Action Program (“VAP”). No injuries resulted from the incident. Mid Valley received a Notice of Federal Interest regarding the incident and has also supplied PHMSA with information as requested. No other government agency action has occurred at this time. Mid Valley has submitted a draft closure report to the TDEC and received comments from the agency. The comments were addressed and submitted in the final report on April 28, 2023, for closure under the VAP. We are awaiting final invoicing from the federal agencies (United States Environmental Protection Agency and United States Fish and Wildlife Service) and their consultants related to the incident.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
ITEM 6. EXHIBITS

The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K (File No. 1-32740) filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K (File No. 1-32740) filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q (File No. 1-32740) filed November 8, 2018)

3.10
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated August 6, 2019 (incorporated by reference to Exhibit 3.10 of Form 10-Q (File No. 1-32740) filed August 8, 2019)

3.11
Amendment No. 8 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated April 1, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.12
Amendment No. 9 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 15, 2021)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income; (iv) our Consolidated Statements of Equity; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 4, 2023	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer