Form 10-Q
period 2023-06-30
Energy Transfer LP
filed 2023-08-03
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At July 28, 2023, the registrant had 3,143,207,052 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
BBtu	billion British thermal units
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Dakota Access	Dakota Access, LLC, a non-wholly-owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly-owned subsidiary of Energy Transfer until its sale in August 2022
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly-owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly-owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ETP Holdco	ETP Holdco Corporation, a wholly-owned subsidiary of Energy Transfer
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
HFOTCO	HFOTCO LLC, a wholly-owned subsidiary of Energy Transfer which owns the Houston Terminal
IFERC	Inside FERC’s Gas Market Report
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGL	natural gas liquid, such as propane, butane and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of Energy Transfer and/or Panhandle Eastern Pipe Line
Partnership Agreement	Energy Transfer’s Third Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline LLC, a non-wholly-owned subsidiary of Energy Transfer and/or Rover Pipeline
Sea Robin	Sea Robin Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (currently a floating rate security)
Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (currently a floating rate security)
Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
SOFR	Secured overnight financing rate
SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer and/or Transwestern Pipeline
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$330	$257
Accounts receivable, net	7,294	8,466
Accounts receivable from related companies	89	93
Inventories	2,271	2,461
Income taxes receivable	82	68
Derivative assets	15	10
Other current assets	517	726
Total current assets	10,598	12,081

Property, plant and equipment	108,718	105,996
Accumulated depreciation and depletion	(27,569)	(25,685)
Property, plant and equipment, net	81,149	80,311

Investments in unconsolidated affiliates	3,007	2,893
Non-current derivative assets	3	—
Lease right-of-use assets, net	826	819
Other non-current assets, net	1,684	1,558
Intangible assets, net	5,301	5,415
Goodwill	2,564	2,566
Total assets	$105,132	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,169	$6,952
Accounts payable to related companies	10	17
Derivative liabilities	7	23
Operating lease current liabilities	45	45
Accrued and other current liabilities	3,323	3,329
Current maturities of long-term debt	3,459	2
Total current liabilities	13,013	10,368

Long-term debt, less current maturities	44,672	48,260
Non-current derivative liabilities	23	23
Non-current operating lease liabilities	786	798
Deferred income taxes	3,839	3,701
Other non-current liabilities	1,342	1,341

Commitments and contingencies
Redeemable noncontrolling interests	495	493

Equity:
Limited Partners:
Preferred Unitholders	6,042	6,051
Common Unitholders	27,487	26,960
General Partner	(2)	(2)
Accumulated other comprehensive income	24	16
Total partners’ capital	33,551	33,025
Noncontrolling interests	7,411	7,634
Total equity	40,962	40,659
Total liabilities and equity	$105,132	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Refined product sales	$5,834	$7,950	$11,288	$13,396
Crude sales	5,233	6,683	10,711	11,985
NGL sales	3,489	5,896	7,649	11,005
Gathering, transportation and other fees	2,811	2,765	5,588	5,458
Natural gas sales	685	2,429	1,584	4,182
Other	268	222	495	410
Total revenues	18,320	25,945	37,315	46,436
COSTS AND EXPENSES:
Cost of products sold	14,092	21,515	28,702	37,653
Operating expenses	1,094	1,060	2,119	2,009
Depreciation, depletion and amortization	1,061	1,046	2,120	2,074
Selling, general and administrative	228	211	466	441
Impairment losses	10	—	11	300
Total costs and expenses	16,485	23,832	33,418	42,477
OPERATING INCOME	1,835	2,113	3,897	3,959
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(641)	(578)	(1,260)	(1,137)
Equity in earnings of unconsolidated affiliates	95	62	183	118
Gains on interest rate derivatives	35	129	15	243
Other, net	17	(18)	24	3
INCOME BEFORE INCOME TAX EXPENSE	1,341	1,708	2,859	3,186
Income tax expense	108	86	179	77
NET INCOME	1,233	1,622	2,680	3,109
Less: Net income attributable to noncontrolling interests	308	284	629	489
Less: Net income attributable to redeemable noncontrolling interests	14	12	27	25
NET INCOME ATTRIBUTABLE TO PARTNERS	911	1,326	2,024	2,595
General Partner’s interest in net income	1	1	2	2
Preferred Unitholders’ interest in net income	113	105	222	211
Common Unitholders’ interest in net income	$797	$1,220	$1,800	$2,382
NET INCOME PER COMMON UNIT:
Basic	$0.25	$0.40	$0.58	$0.77
Diluted	$0.25	$0.39	$0.57	$0.77
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,233	$1,622	$2,680	$3,109
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	(1)	(4)	—	(9)
Actuarial gain related to pension and other postretirement benefit plans	5	—	—	7
Foreign currency translation adjustments	(6)	(30)	(5)	(19)
Change in other comprehensive income from unconsolidated affiliates	3	6	3	18
	1	(28)	(2)	(3)
Comprehensive income	1,234	1,594	2,678	3,106
Less: Comprehensive income attributable to noncontrolling interests	308	270	629	480
Less: Comprehensive income attributable to redeemable noncontrolling interests	14	12	27	25
Comprehensive income attributable to partners	$912	$1,312	$2,022	$2,601
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
Distributions to partners	(920)	(80)	(1)	—	—	(1,001)
Distributions to noncontrolling interests	—	—	—	—	(441)	(441)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	14	—	—	—	4	18
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,003	109	1	—	321	1,434
Balance, March 31, 2023	27,057	6,080	(2)	13	7,521	40,669
Distributions to partners	(942)	(151)	(1)	—	—	(1,094)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Other comprehensive income, net of tax	—	—	—	1	—	1
Lotus Midstream acquisition	574	—	—	—	—	574
Other, net	1	—	—	10	3	14
Net income, excluding amounts attributable to redeemable noncontrolling interests	797	113	1	—	308	1,219
Balance, June 30, 2023	$27,487	$6,042	$(2)	$24	$7,411	$40,962

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2021	$25,230	$6,051	$(4)	$23	$8,045	$39,345
Distributions to partners	(528)	(80)	—	—	—	(608)
Distributions to noncontrolling interests	—	—	—	—	(307)	(307)
Capital contributions from noncontrolling interests	—	—	—	—	373	373
Other comprehensive income, net of tax	—	—	—	20	5	25
Other, net	17	—	—	—	10	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,162	106	1	—	205	1,474
Balance, March 31, 2022	25,881	6,077	(3)	43	8,331	40,329
Distributions to partners	(603)	(131)	(1)	—	—	(735)
Distributions to noncontrolling interests	—	—	—	—	(446)	(446)
Capital contributions from noncontrolling interests	—	—	—	—	24	24
Other comprehensive loss, net of tax	—	—	—	(14)	(14)	(28)
Other, net	9	—	—	—	2	11
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,220	105	1	—	284	1,610
Balance, June 30, 2022	$26,507	$6,051	$(3)	$29	$8,181	$40,765
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$2,680	$3,109
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,120	2,074
Deferred income taxes	134	107
Inventory valuation adjustments	28	(121)
Non-cash compensation expense	64	61
Impairment losses	11	300
Distributions on unvested awards	(33)	(27)
Equity in earnings of unconsolidated affiliates	(183)	(118)
Distributions from unconsolidated affiliates	182	108
Other non-cash	(4)	(38)
Net change in operating assets and liabilities, net of effects of acquisitions	887	(731)
Net cash provided by operating activities	5,886	4,724
INVESTING ACTIVITIES:
Cash paid for Lotus Midstream acquisition, net of cash received	(930)	—
Cash paid for other acquisitions, net of cash received	(111)	(589)
Capital expenditures, excluding allowance for equity funds used during construction	(1,729)	(1,458)
Contributions in aid of construction costs	30	35
Contributions to unconsolidated affiliates	(1)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	27	46
Proceeds from sales of assets	23	12
Net cash used in investing activities	(2,691)	(1,954)
FINANCING ACTIVITIES:
Proceeds from borrowings	15,412	11,798
Repayments of debt	(15,549)	(12,819)
Capital contributions from noncontrolling interests	3	397
Distributions to partners	(2,095)	(1,343)
Distributions to noncontrolling interests	(862)	(753)
Distributions to redeemable noncontrolling interests	(24)	(24)
Debt issuance costs	(7)	(9)
Net cash used in financing activities	(3,122)	(2,753)
Increase in cash and cash equivalents	73	17
Cash and cash equivalents, beginning of period	257	336
Cash and cash equivalents, end of period	$330	$353
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
2.ACQUISITIONS
Lotus Midstream Acquisition
On May 2, 2023, Energy Transfer acquired Lotus Midstream Operations, LLC (“Lotus Midstream”) for total consideration of $1.50 billion, including working capital. Consideration included $930 million in cash and approximately 44.5 million newly issued Energy Transfer common units, which had an aggregate acquisition-date fair value of $574 million. Lotus Midstream owns and operates Centurion Pipeline Company LLC, an integrated crude midstream platform located in the Permian Basin.

The following table summarizes the assumed allocation of the purchase price among the assets acquired and liabilities assumed:

At May 2, 2023
Total current assets	$61
Property, plant and equipment, net	1,263
Investments in unconsolidated affiliates	138
Lease right-of-use assets, net	10
Other non-current assets	4
Intangible assets, net	75
Total assets	1,551

Total current liabilities	27
Other non-current liabilities	16
Total liabilities	43

Total consideration	1,508
Cash received	4
Total consideration, net of cash received	$1,504
Sunoco LP’s Acquisition
On May 1, 2023, Sunoco LP completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital. The purchase price was primarily allocated to property and equipment.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of June 30, 2023 or December 31, 2022.
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
The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2023	2022
Accounts receivable	$1,192	$(2,555)
Accounts receivable from related companies	(23)	(67)
Inventories	166	26
Other current assets	200	(333)
Other non-current assets, net	(108)	83
Accounts payable	(761)	2,029
Accounts payable to related companies	31	22
Accrued and other current liabilities	212	252
Other non-current liabilities	2	98
Derivative assets and liabilities, net	(24)	(286)
Net change in operating assets and liabilities, net of effects of acquisitions	$887	$(731)

Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2023	2022
Accrued capital expenditures	$339	$595
Lease assets obtained in exchange for new lease liabilities	13	32
Distribution reinvestment	48	26
4.INVENTORIES
Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Natural gas, NGLs and refined products	$1,629	$1,802
Crude oil	172	246
Spare parts and other	470	413
Total inventories	$2,271	$2,461
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of June 30, 2023 and December 31, 2022, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $144 million and $116 million, respectively. For the three and six months ended June 30, 2023 and 2022, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended June 30, 2023 and 2022, the Partnership’s cost of products sold included unfavorable inventory adjustments of $57 million and favorable inventory adjustments of $1 million, respectively, related to Sunoco LP’s LIFO inventory. For the six months ended June 30, 2023 and 2022, the Partnership’s cost of products sold included unfavorable inventory adjustments of $28 million and favorable inventory adjustments of $121 million, respectively, related to Sunoco LP’s LIFO inventory.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the six months ended June 30, 2023, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2023
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$13	$—	$13
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	3	3	—
Swing Swaps IFERC	5	5	—
Fixed Swaps/Futures	38	38	—
Forward Physical Contracts	4	—	4
Power:
Forwards	55	—	55
Futures	8	8	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	670	670	—
Refined Products – Futures	9	9	—
Crude – Forwards/Swaps	16	16	—
Total commodity derivatives	809	750	59
Other non-current assets	29	19	10
Total assets	$851	$769	$82
Liabilities:
Interest rate derivatives	$(23)	$—	$(23)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(3)	(3)	—
Fixed Swaps/Futures	(5)	(5)	—
Power:
Forwards	(54)	—	(54)
Futures	(10)	(10)	—
Options – Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(644)	(644)	—
Refined Products – Futures	(16)	(16)	—
Crude – Forwards/Swaps	(6)	(6)	—
Total commodity derivatives	(750)	(696)	(54)
Total liabilities	$(773)	$(696)	$(77)

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$60	$60	$—
Swing Swaps IFERC	75	75	—
Fixed Swaps/Futures	113	113	—
Forward Physical Contracts	10	—	10
Power:
Forwards	52	—	52
Futures	3	3	—
NGLs – Forwards/Swaps	317	317	—
Refined Products – Futures	20	20	—
Crude – Forwards/Swaps	38	38	—
Total commodity derivatives	688	626	62
Other non-current assets	27	18	9
Total assets	$715	$644	$71
Liabilities:
Interest rate derivatives	$(23)	$—	$(23)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(25)	(25)	—
Swing Swaps IFERC	(12)	(12)	—
Fixed Swaps/Futures	(4)	(4)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(51)	—	(51)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(358)	(358)	—
Refined Products – Futures	(59)	(59)	—
Crude – Forwards/Swaps	(12)	(12)	—
Total commodity derivatives	(526)	(473)	(53)
Total liabilities	$(549)	$(473)	$(76)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2023 were $45.80 billion and $48.13 billion, respectively. As of December 31, 2022, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.42 billion and $48.26 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,233	$1,622	$2,680	$3,109
Less: Net income attributable to noncontrolling interests	308	284	629	489
Less: Net income attributable to redeemable noncontrolling interests	14	12	27	25
Net income, net of noncontrolling interests	911	1,326	2,024	2,595
Less: General Partner’s interest in net income	1	1	2	2
Less: Preferred Unitholders’ interest in net income	113	105	222	211
Common Unitholders’ interest in net income	$797	$1,220	$1,800	$2,382
Basic Income per Common Unit:
Weighted average common units	3,126.9	3,085.9	3,111.3	3,084.7
Basic income per common unit	$0.25	$0.40	$0.58	$0.77
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$797	$1,220	$1,800	$2,382
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—	1	1
Diluted income attributable to Common Unitholders	$797	$1,220	$1,799	$2,381
Weighted average common units	3,126.9	3,085.9	3,111.3	3,084.7
Dilutive effect of unvested restricted unit awards (1)	21.3	19.8	21.7	19.5
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,148.2	3,105.7	3,133.0	3,104.2
Diluted income per common unit	$0.25	$0.39	$0.57	$0.77
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Recent Transactions
Senior Notes
In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023, $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 and $1.00 billion aggregate principal amount of its 4.25% Senior Notes due March 2023 using proceeds from its Five-Year Credit Facility (defined below).
HFOTCO Debt
In May 2023, the Partnership refinanced all of the $225 million outstanding principal amount of HFOTCO tax-exempt bonds with new 10-year tax-exempt bonds. The new bonds, which were issued through the Harris County Industrial Development Corporation and are obligations of Energy Transfer, accrue interest at a fixed rate of 4.05% and are mandatorily redeemable in 2033. Upon redemption, these tax-exempt bonds may be remarketed on different terms through final maturity of November 1, 2050.
Current Maturities of Long-Term Debt
As of June 30, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet includes (i) $2.45 billion, representing the amount of Energy Transfer senior notes maturing on or before June 30, 2024, less the current available capacity on the Partnership’s Five-Year Credit Facility and (ii) $1.00 billion of senior notes issued by the Bakken Pipeline entities, which mature in April 2024.

Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of June 30, 2023, the Five-Year Credit Facility had $2.61 billion of outstanding borrowings, of which $862 million consisted of commercial paper. The amount available for future borrowings was $2.36 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of June 30, 2023 was 6.33%.
Sunoco LP Credit Facility
As of June 30, 2023, Sunoco LP’s credit facility had $990 million of outstanding borrowings and $7 million in standby letters of credit and matures in April 2027. The amount available for future borrowings at June 30, 2023 was $503 million. The weighted average interest rate on the total amount outstanding as of June 30, 2023 was 7.00%.
USAC Credit Facility
As of June 30, 2023, USAC’s credit facility, which matures in December 2026, had $750 million of outstanding borrowings and no outstanding letters of credit. As of June 30, 2023, USAC had $850 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $328 million. The weighted average interest rate on the total amount outstanding as of June 30, 2023 was 7.74%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2023. For the quarter ended June 30, 2023, our leverage ratio, as calculated pursuant to the covenant related to our Five-Year Credit Facility, was 3.33x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of June 30, 2023 and December 31, 2022 included a balance of $477 million related to the USAC Series A preferred units. Redeemable noncontrolling interests also included a balance of $18 million as of June 30, 2023 and $16 million as of December 31, 2022 related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the six months ended June 30, 2023 were as follows:

Number of Units
Number of common units at December 31, 2022	3,094.4
Common units issued under the distribution reinvestment plan	3.7
Common units issued for Lotus Midstream acquisition	44.5
Common units vested under equity incentive plans and other	0.6
Number of common units at June 30,2023	3,143.2
Energy Transfer Repurchase Program
During the six months ended June 30, 2023, Energy Transfer did not repurchase any of its common units under its current buyback program. As of June 30, 2023, $880 million remained available to repurchase under the current program.

Energy Transfer Distribution Reinvestment Program
During the six months ended June 30, 2023, distributions of $48 million were reinvested under the distribution reinvestment program. As of June 30, 2023, a total of 8 million Energy Transfer common units remained available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
Energy Transfer Preferred Units
As of June 30, 2023 and December 31, 2022, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units and 900,000 Series H Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	18	9	8	9	15	8	27	15	109
Balance, March 31, 2023	946	547	440	434	786	504	1,515	908	6,080
Distributions to partners	(21)	—	(8)	(9)	(15)	(16)	(53)	(29)	(151)
Net income	22	9	9	9	15	8	26	15	113
Balance, June 30, 2023	$947	$556	$441	$434	$786	$496	$1,488	$894	$6,042

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2021	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, March 31, 2022	943	547	440	434	786	504	1,515	908	6,077
Distributions to partners	—	—	(8)	(9)	(15)	(16)	(53)	(30)	(131)
Net income	15	9	8	9	15	8	26	15	105
Balance, June 30, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A(1)	Series B(2)	Series C(1)	Series D	Series E	Series F(2)	Series G(2)	Series H(2)
December 31, 2022	February 1, 2023	February 15, 2023	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.982	—	0.4609	0.4766	0.475	33.750	35.625	32.500
June 30, 2023	August 1, 2023	August 15, 2023	23.891	33.125	0.6294	0.4766	0.475	—	—	—
(1)See additional information on Series A and Series C distributions below.
(2)Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
Prior to February 15, 2023, distributions on the Series A Preferred Units accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023, to, but excluding, August 15, 2023, the Series A Preferred Units accrue a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. Beginning August 15, 2023, the floating distribution rate on the Series A Preferred Units is based on three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.028% per annum. Distributions on Series A Preferred Units were previously payable semiannually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.
Prior to May 15, 2023, distributions on the Series C Preferred Units accrued at a fixed rate of 7.375% per annum of the liquidation preference of $25. Beginning May 15, 2023 to, but excluding, August 15, 2023, the Series C Preferred Units accrue a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.530% per annum. On and after August 15, 2023, the floating distribution rate on the Series C Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.530% per annum.
Distributions on the Series B Preferred Units, Series D Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

	Beginning of floating rate period	Applicable Spread	Tenor spread adjustment	Floating rate
Series B Preferred Units	February 15, 2028	4.155%	0.26161%	Three-month SOFR
Series D Preferred Units	August 15, 2023	4.738%	0.26161%	Three-month SOFR
Series E Preferred Units	May 15, 2024	5.161%	0.26161%	Three-month SOFR
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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
June 30, 2023	August 14, 2023	August 21, 2023	0.8420

USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	January 23, 2023	February 3, 2023	$0.525
March 31, 2023	April 24, 2023	May 5, 2023	0.525
June 30, 2023	July 24, 2023	August 4, 2023	0.525
USAC’s Warrants
As of June 30, 2023 and December 31, 2022, USAC warrants with the right to purchase 10,000,000 USAC common units at a strike price of $19.59 per unit were outstanding and may be exercised by the holders at any time before April 2, 2028.
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2023	December 31, 2022
Unrealized gains on available-for-sale securities	$9	$9
Foreign currency translation adjustment	6	1
Actuarial loss related to pensions and other postretirement benefits	(7)	(7)
Investments in unconsolidated affiliates, net	16	13
Total AOCI included in partners’ capital, net of tax	$24	$16
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas (“Federal District Court”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the Federal District Court case. On May 24, 2022, the Federal District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the federal district courts had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the federal district courts for further proceedings. Energy Transfer and Rover intend to vigorously defend this claim.
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
On July 1, 2022, Transwestern filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated September 9, 2022, a procedural schedule was adopted in this proceeding, setting the commencement of the hearing for June 22, 2023 with an initial decision anticipated by November 15, 2023. By a subsequent order dated February 14, 2023, the procedural schedule was suspended based on representations that the participants have reached an agreement in principle to resolve all issues in this proceeding and a Stipulation and Agreement was filed at FERC on April 5, 2023 and was approved by the FERC on June 30, 2023.
On December 1, 2022, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated June 29, 2023, a revised procedural schedule was adopted in this proceeding setting the commencement of the hearing for January 9, 2024, with an initial decision anticipated by May 21, 2024.
In May 2021, the FERC commenced an audit of SPLP for the period from January 1, 2018 to present to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6 reporting requirements. The audit is ongoing.
Internal Revenue Service Audits
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service (“IRS”). In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS and most state jurisdictions for 2017 and prior tax years.
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations. Based on discussions with the IRS, USAC has estimated a potential range of loss up to $25 million. Once a final partnership imputed underpayment, if any, is determined, USAC’s general partner may either elect to pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each USAC unitholder, and former USAC unitholder, with respect to an audited and adjusted return.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ROW expense	$13	$14	$26	$28
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
As of June 30, 2023 and December 31, 2022, accruals of approximately $245 million and $200 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $800 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the Court of Appeals which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals (1) granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, (2) denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether the USACE would be required to prepare an EIS and (3) denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the Court of Appeals expected the USACE to clarify its position with respect to whether USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary.
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
The pipeline continues to operate pending completion of the EIS. The USACE had anticipated that it would publish the Draft EIS in June 2023 and that a Final EIS and Record of Decision would be issued in early 2024. However, the USACE has delayed the publication of the Draft EIS and has not provided an updated timeline for such publication. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline, which consists of both Dakota Access and the Energy Transfer Crude Oil Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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

MTBE Litigation
ETC Sunoco and Energy Transfer R&M (collectively, “Sunoco Defendants”) are defendants in lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of June 30, 2023, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P.
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
Litigation Filed By or Against Williams
In April and May 2016, The Williams Companies, Inc. (“Williams”) filed two lawsuits (the “Williams Litigation”) against Energy Transfer, LE GP, LLC, and, in one of the lawsuits, Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC (collectively, “Energy Transfer Defendants”) in the Delaware Court of Chancery (“the Court”), alleging that the Energy Transfer Defendants breached their obligations under the Energy Transfer-Williams merger agreement (the “Merger Agreement”). In general, Williams alleges that the Energy Transfer Defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code (“721 Opinion”), (b) issuing the Partnership’s Series A convertible preferred units (the “Issuance”) and (c) making allegedly untrue representations and warranties in the Merger Agreement. Williams asked the Court to compel the Energy Transfer Defendants to close the merger or take various other affirmative actions.
After a two-day trial on June 20 and 21, 2016, the Court ruled in favor of the Energy Transfer Defendants and issued a declaratory judgment that Energy Transfer could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court did not reach a decision regarding Williams’ claims related to the Issuance or certain of the alleged untrue representations and warranties. On March 23, 2017, the Delaware Supreme Court affirmed this ruling on the June 2016 trial. In September 2016, the parties filed amended pleadings. Williams filed an amended complaint seeking a $410 million termination fee (the “Termination Fee”) based on the alleged breaches of the Merger Agreement listed above. The Energy Transfer Defendants filed amended counterclaims and affirmative defenses, asserting that Williams materially breached the Merger Agreement by, among other things, (a) modifying and qualifying its board recommendation in a manner adverse to the merger, (b) failing to use its reasonable best efforts to consummate the merger, (c) failing to provide material information to Energy Transfer for inclusion in the Form S-4 related to the merger, (d) failing to facilitate the financing of the merger and (e) breaching the Merger Agreement’s forum-selection clause. The Energy Transfer Defendants sought a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct.
On September 29, 2016, Williams filed a motion to dismiss the Energy Transfer Defendants’ amended counterclaims and to strike certain of the Energy Transfer Defendants’ affirmative defenses. On December 1, 2017, the Court issued a Memorandum Opinion granting in part and denying in part Williams’ motion to dismiss. The Court dismissed, among other things, the Energy Transfer Defendants’ claim for a $1.48 billion termination fee.
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
On September 21, 2022, the Court entered a final judgment against the Energy Transfer Defendants in the amount of approximately $601 million plus post-judgment interest at a rate of 3.5% per year, compounded quarterly. The Energy Transfer Defendants filed a notice of appeal on October 21, 2022 and filed their opening brief in support of their appeal on December 30, 2022. Williams filed their answering brief on January 20, 2023, and the Energy Transfer Defendants filed their reply brief on February 6, 2023. The Supreme Court of Delaware heard oral argument on July 12, 2023.

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
On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022 status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. Briefing on those motions was completed on November 4, 2022. The motions remain pending before the court.
Shareholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et at., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. Fact discovery is ongoing. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019.
On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer and Messrs. Warren, Long, McCrea and Whitehurst. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of Rover. On August 10, 2022, the court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey. On November 7, 2022, the court granted the defendants’ motion to transfer and transferred this action to the United States District Court for the Northern District of Texas. On January 27, 2023, the defendants filed their motion to dismiss the New Mexico Funds’ amended complaint.
The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing, nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco, Inc. (R&M), LLC (now known as Energy Transfer R&M) and Energy Transfer Marketing & Terminals L.P. (collectively, “ETMT”) that alleged ETMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the District Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012, and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On August 27, 2020, ETMT filed its Notice of Appeal with the 10th Circuit Court of Appeals (“10th Circuit”) and appealed the entirety of the Order. The matter was fully briefed, and oral argument was set for November 15, 2021. However, on November 1, 2021, the 10th Circuit dismissed the appeal due to jurisdictional concerns with finality of the Order. En banc rehearing of this decision was denied on November 29, 2021. On December 1, 2021, ETMT filed a Petition for Writ of Mandamus to the 10th Circuit to correct the jurisdictional problems and secure final judgment. On February 2, 2022, the 10th Circuit denied the Petition for Writ of Mandamus, citing that there are other avenues for ETMT to obtain adequate relief. On February 10, 2022, ETMT filed a Motion to Modify the Plan of Allocation Order and Issue a Rule 58 Judgment with the trial court, requesting the District Court to enter a final judgment in compliance with the Rules. ETMT also filed an injunction with the trial court to enjoin all efforts by plaintiffs to execute on any non-final judgment. On March 31, 2022, Judge Gibney denied the Motion to Modify the Plan of Allocation, reiterating his thoughts that the order constitutes a final judgment. Judge Gibney granted the injunction in part (placing a hold on enforcement efforts for 60 days) and denied the injunction in part. The injunction has since been lifted.
Despite the fact that ETMT has taken the position that the judgment is not final and not subject to execution, the Class engaged in asset discovery and actively tried to collect on the judgment through garnishment proceedings from ETMT’s customers. ETMT unsuccessfully tried to deposit the funds into the District Court’s Registry. Accordingly, to stop the garnishment proceedings, on December 2, 2022, ETMT wired approximately $161 million to the Plaintiff’s approved Plan Administrator, which represents the full amount of the judgment with attorney’s fees and post-judgment interest. ETMT did so without waiving its ability to pursue its pending appeal or its right to appeal the merits of the judgment. Plaintiff has since dismissed the garnishment actions.
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
Energy Transfer LP and ETC Texas Pipeline, Ltd. v. Culberson Midstream LLC, et al.
On April 8, 2022, Energy Transfer and ETC Texas Pipeline, Ltd. (“ETC,” and together with Energy Transfer, “Plaintiffs”) filed suit against Culberson Midstream LLC (“Culberson”), Culberson Midstream Equity, LLC (“Culberson Equity”), and Moontower Resources Gathering, LLC (“Moontower”). On October 1, 2018, ETC and Culberson entered into a Gas Gathering and Processing Agreement (the “Bypass GGPA”) under which Culberson was to gather gas from its dedicated acreage and deliver all committed gas exclusively to ETC. In connection with the Bypass GGPA, on October 18, 2018, Energy Transfer and Culberson Equity also entered into an Option Agreement. Under the Option Agreement, Culberson Equity and Moontower had the right (but not the obligation) to require Energy Transfer to purchase their respective interests in Culberson by way of a put option. Notably, the Option Agreement is only enforceable so long as the parties comply with the Bypass GGPA. In late March 2022, Culberson Equity and Moontower submitted a put notice to Energy Transfer seeking to require Energy Transfer to purchase their respective interests in Culberson for approximately $93 million. On April 8, 2022, Plaintiffs filed suit against Culberson, Culberson Equity and Moontower asserting claims for declaratory judgment and breach of contract, contending that they materially breached the Bypass GGPA by sending some committed gas to third parties and also by failing to send any gas to Plaintiffs since March 2020, and thus that Culberson Equity’s and Moontower’s put notice is void. Culberson, Culberson Equity, and Moontower have answered the lawsuit. Additionally, Culberson filed a counterclaim against ETC for breach of the Bypass GGPA, seeking the recovery of damages and attorneys’ fees. Culberson Equity and Moontower also filed a counterclaim against Energy Transfer for (1) breach of the Option Agreement, and (2) a declaratory judgment concerning Energy Transfer’s alleged obligation to purchase the Culberson interests. The lawsuit is pending in the 193rd Judicial District Court (“the Court”) in Dallas County, Texas. On April 27, 2022, Culberson filed an application for a temporary restraining order, temporary injunction, and permanent injunction, and Culberson Equity and Moontower joined in that request. The Court held a hearing on the application on April 28 and denied the injunction. In early May, Culberson filed a motion to enforce the appraisal process and confirm the validity of their put price calculation, to which Plaintiffs objected. On July 11, 2022, the Court held a hearing on the motion, and on July 19, 2022, the Court ordered the parties to engage in an appraisal process regarding the put price. An independent appraiser was appointed and issued his decision on October 15, 2022, concluding that the put price totals $93 million. Plaintiffs have consistently reiterated their objection to the appraisal process and conclusion. Culberson, Culberson Equity and Moontower filed a motion for summary judgment, but the Court postponed considering it until after further document discovery and depositions. Culberson, Culberson Equity and Moontower subsequently amended their motion for summary judgment and filed two additional no-evidence motions, which will be considered by the Court sometime after June 8, 2023. On December 7, 2022, Plaintiffs amended their petition to add Moontower Resources Operating, LLC and Moontower Resources WI, LLC as Defendants, and to assert a claim against all Defendants for fraudulent inducement. Defendants refiled updated motions for summary judgment on May 5, 2023, seeking summary judgment on: (1) Plaintiffs’ breach of contract and declaratory judgment claims on a no-evidence basis; (2) Plaintiffs’ fraud and alter ego claims on a no-evidence basis; and (3) Plaintiffs’ fraud claim on a traditional basis. Plaintiffs responded on June 6, 2023. Defendants submitted their replies in support of summary judgment on June 12, 2023. The motions remain pending.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2023, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	June 30, 2023	December 31, 2022
Current	$53	$54
Non-current	236	228
Total environmental liabilities	$289	$282
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
During the six months ended June 30, 2023 and 2022, the Partnership recorded $18 million and $6 million, respectively, of expenditures related to environmental cleanup programs.
Our pipeline operations are subject to regulation by the United States Department of Transportation under PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. However, no estimate can be made at this time of the likely range of such expenditures.
Our operations are also subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, the Occupational Safety and Health Administration’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations; however, there is no assurance that such costs will not be material in the future.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2022	$615
Additions	522
Revenue recognized	(564)
Balance, June 30, 2023	$573

Balance, December 31, 2021	$459
Additions	550
Revenue recognized	(441)
Other	(11)
Balance, June 30, 2022	$557
The balances of Sunoco LP’s contract assets were as follows:

	June 30, 2023	December 31, 2022
Contract balances:
Contract assets	$239	$200
Accounts receivable from contracts with customers	476	834
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component, are considered a single performance obligation. For these types of contacts, only the fixed components of the contracts are included in the following table.
As of June 30, 2023, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $39.24 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2023
	(remainder)	2024	2025	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2023	$3,848	$6,825	$5,789	$22,778	$39,240

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

The following table details our outstanding commodity-related derivatives:

	June 30, 2023		December 31, 2022
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	(233)	2023-2024	145	2023
Basis Swaps IFERC/NYMEX (1)	(57,360)	2023-2024	(39,563)	2023
Power (Megawatt):
Forwards	—	2023-2029	—	2023-2029
Futures	90,935	2023-2025	(21,384)	2023
Options – Puts	18,400	2023-2024	119,200	2023
Options – Calls	(124,000)	2023-2024	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	53,123	2023-2025	42,440	2023-2024
Swing Swaps IFERC	(36,990)	2023-2024	(202,815)	2023-2024
Fixed Swaps/Futures	(2,350)	2023-2025	(15,758)	2023-2025
Forward Physical Contracts	(640)	2023-2025	2,423	2023-2024
NGLs (MBbls) – Forwards/Swaps	(7,914)	2023-2026	6,934	2023-2025
Crude (MBbls) – Forwards/Swaps	(47)	2023-2025	795	2023-2024
Refined Products (MBbls) – Futures	(3,308)	2023-2025	(3,547)	2023-2024
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(43,435)	2023-2024	(37,448)	2023
Fixed Swaps/Futures	(43,435)	2023-2024	(37,448)	2023
Hedged Item – Inventory	43,435	2023-2024	37,448	2023
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

The following table summarizes our interest rate swaps outstanding (including USAC’s), none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2023	December 31, 2022
Energy Transfer:
July 2024(2)	Forward-starting to pay an average fixed rate of 3.388% and receive a floating rate	$400	$400
USAC:
April 2025	Pay a fixed rate of 3.785% and receive a floating rate (effective April 2023)	700	—
(1)Floating rates are based on SOFR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations, resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk as necessary. The Partnership also uses industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
Our natural gas transportation and midstream revenues are derived significantly from companies that engage in exploration and production activities. In addition to oil and gas producers, the Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a consequence of counterparty non-performance.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$35	$87	$(12)	$(7)
	35	87	(12)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	705	506	(667)	(411)
Commodity derivatives	69	95	(71)	(108)
Interest rate derivatives	13	—	(23)	(23)
	787	601	(761)	(542)
Total derivatives	$822	$688	$(773)	$(549)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives without offsetting agreements	Derivative assets (liabilities)	$13	$—	$(23)	$(23)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	69	95	(71)	(108)
Broker cleared derivative contracts	Other current assets (liabilities)	740	593	(679)	(418)
Total gross derivatives		822	688	(773)	(549)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(64)	(85)	64	85
Counterparty netting	Other current assets (liabilities)	(622)	(359)	622	359
Total net derivatives		$136	$244	$(87)	$(105)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$2	$11	$(10)	$28
Commodity derivatives – Non-trading	Cost of products sold	(8)	(175)	60	(192)
Interest rate derivatives	Gains on interest rate derivatives	35	129	15	243
Total		$29	$(35)	$65	$79
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$730	$1,994	$1,544	$3,469
Intersegment revenues	77	209	553	366
	807	2,203	2,097	3,835
Interstate transportation and storage:
Revenues from external customers	536	511	1,158	1,058
Intersegment revenues	14	19	26	38
	550	530	1,184	1,096
Midstream:
Revenues from external customers	786	1,153	1,595	2,284
Intersegment revenues	1,682	3,897	3,627	6,691
	2,468	5,050	5,222	8,975
NGL and refined products transportation and services:
Revenues from external customers	4,104	6,230	8,841	11,475
Intersegment revenues	897	1,327	1,763	2,359
	5,001	7,557	10,604	13,834
Crude oil transportation and services:
Revenues from external customers	5,953	7,299	12,032	13,225
Intersegment revenues	—	1	1	1
	5,953	7,300	12,033	13,226
Investment in Sunoco LP:
Revenues from external customers	5,729	7,793	11,078	13,190
Intersegment revenues	16	22	29	27
	5,745	7,815	11,107	13,217
Investment in USAC:
Revenues from external customers	201	168	393	327
Intersegment revenues	6	4	11	8
	207	172	404	335
All other:
Revenues from external customers	281	797	674	1,408
Intersegment revenues	118	165	269	269
	399	962	943	1,677
Eliminations	(2,810)	(5,644)	(6,279)	(9,759)
Total revenues	$18,320	$25,945	$37,315	$46,436

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA:
Intrastate transportation and storage	$216	$218	$625	$662
Interstate transportation and storage	441	397	977	850
Midstream	579	903	1,220	1,710
NGL and refined products transportation and services	837	763	1,776	1,463
Crude oil transportation and services	674	562	1,200	1,155
Investment in Sunoco LP	250	214	471	405
Investment in USAC	125	106	243	204
All other	—	65	43	119
Adjusted EBITDA (consolidated)	$3,122	$3,228	$6,555	$6,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,233	$1,622	$2,680	$3,109
Depreciation, depletion and amortization	1,061	1,046	2,120	2,074
Interest expense, net of interest capitalized	641	578	1,260	1,137
Income tax expense	108	86	179	77
Impairment losses	10	—	11	300
Gains on interest rate derivatives	(35)	(129)	(15)	(243)
Non-cash compensation expense	27	25	64	61
Unrealized (gains) losses on commodity risk management activities	(55)	(99)	75	(54)
Inventory valuation adjustments (Sunoco LP)	57	(1)	28	(121)
Adjusted EBITDA related to unconsolidated affiliates	171	137	332	262
Equity in earnings of unconsolidated affiliates	(95)	(62)	(183)	(118)
Other, net	(1)	25	4	84
Adjusted EBITDA (consolidated)	$3,122	$3,228	$6,555	$6,568

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
RECENT DEVELOPMENTS
Lotus Midstream Acquisition
On May 2, 2023, Energy Transfer acquired Lotus Midstream Operations, LLC (“Lotus Midstream”) for total consideration of $1.50 billion. Lotus Midstream owns and operates Centurion Pipeline Company LLC, an integrated crude midstream platform located in the Permian Basin.
Sunoco LP’s Acquisition
On May 1, 2023, Sunoco LP completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million. Sunoco LP expects the acquisition to be accretive to its unitholders in the first year of ownership.
Quarterly Cash Distribution
In July 2023, Energy Transfer announced a quarterly distribution of $0.31 per unit ($1.24 annualized) on Energy Transfer common units for the quarter ended June 30, 2023.
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
Air Quality Standards
The EPA recently finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026; however, of the nine states impacted within the Partnership’s footprint, effectiveness of the rule is currently stayed in five states and pending a decision on a stay in another. The Partnership currently estimates that the final rule would require retrofitting or replacement of approximately 240 engines in its interstate and intrastate natural gas transportation operations. Although the Partnership is involved in challenging application of the Plan in Texas and intends to pursue legal challenges related to its application in four more states soon, with the possibility of even more once current administrative and judicial challenges progress, compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be. For additional information on how our operations could be impacted by regulatory developments related to the 2015 ozone NAAQS, please see “Item 1. Business – Regulation – Environmental Matters – Air Emissions” and the risk factor entitled “Our business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes which activities are subject to environmental and worker health and safety laws and regulations that may cause us to incur significant costs and liabilities” in “Item 1A. Risk Factors – Risks Relating to the Partnership’s Business – Regulatory Matters” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
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
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$216	$218	$(2)	$625	$662	$(37)
Interstate transportation and storage	441	397	44	977	850	127
Midstream	579	903	(324)	1,220	1,710	(490)
NGL and refined products transportation and services	837	763	74	1,776	1,463	313
Crude oil transportation and services	674	562	112	1,200	1,155	45
Investment in Sunoco LP	250	214	36	471	405	66
Investment in USAC	125	106	19	243	204	39
All other	—	65	(65)	43	119	(76)
Adjusted EBITDA (consolidated)	$3,122	$3,228	$(106)	$6,555	$6,568	$(13)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,233	$1,622	$(389)	$2,680	$3,109	$(429)
Depreciation, depletion and amortization	1,061	1,046	15	2,120	2,074	46
Interest expense, net of interest capitalized	641	578	63	1,260	1,137	123
Income tax expense	108	86	22	179	77	102
Impairment losses	10	—	10	11	300	(289)
Gains on interest rate derivatives	(35)	(129)	94	(15)	(243)	228
Non-cash compensation expense	27	25	2	64	61	3
Unrealized (gains) losses on commodity risk management activities	(55)	(99)	44	75	(54)	129
Inventory valuation adjustments (Sunoco LP)	57	(1)	58	28	(121)	149
Adjusted EBITDA related to unconsolidated affiliates	171	137	34	332	262	70
Equity in earnings of unconsolidated affiliates	(95)	(62)	(33)	(183)	(118)	(65)
Other, net	(1)	25	(26)	4	84	(80)
Adjusted EBITDA (consolidated)	$3,122	$3,228	$(106)	$6,555	$6,568	$(13)
Net Income. For the three and six months ended June 30, 2023 compared to the same periods last year, net income decreased $389 million and $429 million, respectively, or approximately 24% and 14%, respectively. Operating income decreased $278 million and $62 million respectively, which results were significantly impacted by unfavorable natural gas and NGL prices in our midstream segment, as well as higher operating expenses in multiple segments in the 2023 periods. For the six months ended June 30, 2023, the decrease in operating income was partially offset by the recognition of a $300 million impairment loss in the prior period. In addition, the decreases in net income for the three and six months ended June 30, 2023 compared to the same periods last year also reflected increases of $63 million and $123 million, respectively, in interest expense and decreases of $94 million and $228 million, respectively, in gains on interest rate derivatives, primarily due to changes in notional amounts outstanding and forward interest rates during the respective periods. Income tax expense also increased for the three-month and six-month periods by $22 million and $102 million, respectively. These decreases in net income were partially offset by increases in equity in earnings of unconsolidated affiliates of $33 million and $65 million for the three-month and six-month periods, respectively.
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2023 compared to the same periods last year, Adjusted EBITDA decreased $106 million and $13 million, respectively, primarily driven by the impact of unfavorable natural gas and NGL prices in our midstream segment. The decrease in Adjusted EBITDA from our midstream segment was partially offset by increases in Adjusted EBITDA from multiple other segments.
Additional discussion on the changes impacting net income and Adjusted EBITDA for the three and six months ended June 30, 2023 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2023 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, net of interest capitalized. Interest expense, net of interest capitalized, increased for the three and six months ended June 30, 2023 compared to the same periods last year primarily due to higher interest rates on floating rate debt.
Income Tax Expense. For the three and six months ended June 30, 2023 compared to the same periods last year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries.
Impairment Losses. For the three months ended June 30, 2023, impairment losses included a total of $10 million recognized by USAC related to its compression equipment. In addition, for the six months ended June 30, 2023, impairment losses included a total of $11 million recognized by USAC related to its compression equipment.
The $300 million impairment loss during the six months ended June 30, 2022 was related to the impairment of Energy Transfer Canada’s assets recorded in March 2022, based on the anticipated proceeds from the expected sale of those assets. The sale was completed in August 2022.
Gains on Interest Rate Derivatives. Gains on interest rate derivatives resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value. The magnitude of the gains during the respective periods also reflected higher aggregate notional amount of interest rate swaps outstanding in the prior period.
Unrealized (Gains) Losses on Commodity Risk Management Activities. The unrealized gains and losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results,” and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2023, a decrease in fuel prices increased the lower of cost or market reserve requirements for the period by a net of $57 million, resulting in an unfavorable impact to net income. For the three months ended June 30, 2022, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $1 million, resulting in favorable impacts to net income. For the six months ended June 30, 2023, a decrease in fuel prices increased the lower of cost or market reserve requirements for the period by a net of $28 million, resulting in an unfavorable impact to net income. For the six months ended June 30, 2022, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $121 million, respectively, resulting in favorable impacts to net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”

Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$37	$39	$(2)	$71	$73	$(2)
MEP	22	(2)	24	47	(6)	53
White Cliffs	2	1	1	3	1	2
Explorer	9	5	4	17	9	8
Other	25	19	6	45	41	4
Total equity in earnings of unconsolidated affiliates	$95	$62	$33	$183	$118	$65

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$85	$82	$3	$164	$159	$5
MEP	30	6	24	64	11	53
White Cliffs	6	5	1	12	10	2
Explorer	13	9	4	26	16	10
Other	37	35	2	66	66	—
Total Adjusted EBITDA related to unconsolidated affiliates	$171	$137	$34	$332	$262	$70

Distributions received from unconsolidated affiliates:
Citrus	$22	$21	$1	$70	$81	$(11)
MEP	31	6	25	64	10	54
White Cliffs	6	5	1	11	10	1
Explorer	11	9	2	19	14	5
Other	22	23	(1)	45	39	6
Total distributions received from unconsolidated affiliates	$92	$64	$28	$209	$154	$55
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
Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Natural gas transported (BBtu/d)	15,207	14,834	373	14,954	14,406	548
Withdrawals from storage natural gas inventory (BBtu)	2,400	—	2,400	8,400	21,858	(13,458)
Revenues	$807	$2,203	$(1,396)	$2,097	$3,835	$(1,738)
Cost of products sold	470	1,843	(1,373)	1,455	3,014	(1,559)
Segment margin	337	360	(23)	642	821	(179)
Unrealized (gains) losses on commodity risk management activities	(44)	(41)	(3)	130	5	125
Operating expenses, excluding non-cash compensation expense	(74)	(95)	21	(136)	(158)	22
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(13)	2	(25)	(25)	—
Adjusted EBITDA related to unconsolidated affiliates	7	7	—	13	13	—
Other	1	—	1	1	6	(5)
Segment Adjusted EBITDA	$216	$218	$(2)	$625	$662	$(37)
Volumes. For the three and six months ended June 30, 2023 compared to the same periods last year, transported volumes increased primarily due to increased utilization on our Enable Oklahoma Intrastate Transmission system and higher production in the Haynesville Shale.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Transportation fees	$209	$196	$13	$425	$411	$14
Natural gas sales and other (excluding unrealized gains and losses)	70	75	(5)	246	284	(38)
Retained fuel revenues (excluding unrealized gains and losses)	15	59	(44)	30	91	(61)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	(1)	(11)	10	71	40	31
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	44	41	3	(130)	(5)	(125)
Total segment margin	$337	$360	$(23)	$642	$821	$(179)
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $44 million in retained fuel revenues related to lower natural gas prices; and
•a decrease of $5 million in realized natural gas sales and other primarily due to lower pipeline optimization; partially offset by
•a decrease of $21 million in operating expenses primarily due to lower cost of fuel consumption from lower natural gas prices;
•an increase of $13 million in transportation fees primarily due to new contracts on our Texas system and Haynesville assets; and
•an increase of $10 million in storage margin primarily due to favorable storage optimization.
Segment Adjusted EBITDA. For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $61 million in retained fuel revenues related to lower natural gas prices; and
•a decrease of $38 million in realized natural gas sales and other primarily due to lower pipeline optimization; partially offset by
•an increase of $31 million in storage margin primarily due to higher storage optimization;
•a decrease of $22 million in operating expenses primarily due to a $31 million decrease in cost of fuel consumption from lower natural gas prices, partially offset by increases from recently acquired assets, higher ad valorem taxes, and increased utility and employee expenses; and
•an increase of $14 million in transportation fees primarily due to new contracts on our Texas system and Haynesville assets.

Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Natural gas transported (BBtu/d)	16,224	13,833	2,391	16,519	14,462	2,057
Natural gas sold (BBtu/d)	18	21	(3)	20	31	(11)
Revenues	$550	$530	$20	$1,184	$1,096	$88
Cost of products sold	1	2	(1)	3	21	(18)
Segment margin	549	528	21	1,181	1,075	106
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(203)	(200)	(3)	(389)	(371)	(18)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(28)	(32)	4	(59)	(63)	4
Adjusted EBITDA related to unconsolidated affiliates	124	99	25	245	187	58
Other	(1)	2	(3)	(1)	22	(23)
Segment Adjusted EBITDA	$441	$397	$44	$977	$850	$127
Volumes. For the three and six months ended June 30, 2023 compared to the same periods last year, transported volumes increased primarily due to our Gulf Run system being placed in service in December 2022, as well as more capacity sold and higher utilization on our Transwestern, Tiger, Panhandle and Trunkline systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $21 million in segment margin primarily due to a $24 million increase resulting from our Gulf Run system being placed in service in December 2022 and a $9 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher rates. These increases were partially offset by a $14 million decrease in operational gas sales resulting from lower prices;
•a decrease of $4 million in selling, general and administrative expenses primarily due to a decrease in mergers and acquisitions expense; and
•an increase of $25 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase from our Midcontinent Express Pipeline joint venture due to capacity sold at higher rates; partially offset by
•an increase of $3 million in operating expenses primarily due to $9 million in incremental expenses from our Gulf Run system being placed in service in December 2022, partially offset by a $4 million decrease in electricity expenses.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $106 million in segment margin primarily due to a $54 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher rates, a $53 million increase resulting from our Gulf Run system going in service in December 2022 and a $12 million increase in parking revenue. These increases were partially offset by a $7 million decrease in revenue from our Rover Pipeline system and a $6 million decrease in liquids revenue due to lower prices;
•a decrease of $4 million in selling, general and administrative expenses primarily due to lower mergers and acquisitions expense; and
•an increase of $58 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $53 million increase from our Midcontinent Express Pipeline joint venture due to capacity sold at higher rates, a $5 million increase from our non-operated Southeast Supply Header pipeline joint venture due to capacity sold at higher rates and a $4 million increase in our Citrus joint venture due to higher revenues and lower operating expense. These increases were partially offset by a $3 million decrease from our Fayetteville Express Pipeline joint venture due to the expiration of a foundation shipper contract; partially offset by

•an increase of $18 million in operating expenses primarily due to incremental expenses from the Gulf Run system being placed in service in December 2022; and
•a decrease of $23 million primarily due to the 2022 recognition of amounts related to a shipper bankruptcy that occurred in a prior period.
Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Gathered volumes (BBtu/d)	19,847	18,332	1,515	19,799	17,835	1,964
NGLs produced (MBbls/d)	863	813	50	837	786	51
Equity NGLs (MBbls/d)	42	46	(4)	41	44	(3)
Revenues	$2,468	$5,050	$(2,582)	$5,222	$8,975	$(3,753)
Cost of products sold	1,535	3,855	(2,320)	3,316	6,740	(3,424)
Segment margin	933	1,195	(262)	1,906	2,235	(329)
Unrealized losses on commodity risk management activities	—	2	(2)	—	—	—
Operating expenses, excluding non-cash compensation expense	(308)	(259)	(49)	(596)	(493)	(103)
Selling, general and administrative expenses, excluding non-cash compensation expense	(52)	(41)	(11)	(102)	(85)	(17)
Adjusted EBITDA related to unconsolidated affiliates	4	6	(2)	9	15	(6)
Other	2	—	2	3	38	(35)
Segment Adjusted EBITDA	$579	$903	$(324)	$1,220	$1,710	$(490)
Volumes. For the three and six months ended June 30, 2023 compared to the same periods last year, gathered volumes and NGL production increased primarily due to increases across most regions, including from the Woodford Express acquisition.
Segment Margin. The table below presents the components of our midstream segment margin. For the three and six months ended June 30, 2022, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect the reclassification of certain amounts to conform to the current period presentation; these changes did not impact total segment margin.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Gathering and processing fee-based revenues	$769	$724	$45	$1,527	$1,404	$123
Non-fee-based contracts and processing (excluding unrealized gains and losses)	164	473	(309)	379	831	(452)
Unrealized losses on commodity risk management activities	—	(2)	2	—	—	—
Total segment margin	$933	$1,195	$(262)	$1,906	$2,235	$(329)
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $323 million in non-fee-based margin due to unfavorable natural gas prices of $187 million and NGL prices of $136 million;
•an increase of $49 million in operating expenses primarily due to a $17 million increase in maintenance, repairs and projects, including trucking and compression needs coupled with pricing increases, an $11 million increase related to environmental reserves, an $8 million increase in employee costs, a $5 million increase from the Woodford Express acquisition and our new plants coming online, and a $3 million increase in ad valorem taxes; and

•an increase of $11 million in selling, general and administrative expenses primarily due to higher insurance expenses attributable to refunds and credits in 2022; partially offset by
•an increase of $45 million in fee-based margin due to increases across most regions including from the Woodford Express acquisition; and
•an increase of $14 million in non-fee based margin due to increased processed volumes across most regions.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $466 million in non-fee-based margin due to unfavorable natural gas prices of $263 million and NGL prices of $203 million;
•an increase of $103 million in operating expenses primarily due to a $44 million increase in services, material, utilities, due in part to repairs, compliance, and pricing, a $21 million increase in employee costs, a $12 million increase due to acquisitions and additional plants, a $9 million increase from trucking and rental pricing and usage, and a $7 million increase due to environmental reserves;
•an increase of $17 million in selling, general and administrative expenses due to higher insurance expenses attributed to refunds and credits in 2022, along with higher corporate allocations;
•a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to the sale of the Partnership’s membership interest in Ranch Westex JV LLC in 2022; and
•a decrease of $35 million primarily due to the realization in the prior period of certain amounts related to a shipper bankruptcy; partially offset by
•an increase of $123 million in fee-based margin due to the Woodford Express acquisition in September 2022, as well as increased producer activity across all regions; and
•an increase of $14 million in non-fee based margin due to increased processed volumes across most regions.
NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
NGL transportation volumes (MBbls/d)	2,155	1,912	243	2,070	1,833	237
Refined products transportation volumes (MBbls/d)	554	526	28	528	511	17
NGL and refined products terminal volumes (MBbls/d)	1,453	1,311	142	1,399	1,246	153
NGL fractionation volumes (MBbls/d)	989	938	51	962	872	90
Revenues	$5,001	$7,557	$(2,556)	$10,604	$13,834	$(3,230)
Cost of products sold	3,929	6,521	(2,592)	8,331	11,877	(3,546)
Segment margin	1,072	1,036	36	2,273	1,957	316
Unrealized gains on commodity risk management activities	(19)	(27)	8	(50)	(32)	(18)
Operating expenses, excluding non-cash compensation expense	(211)	(241)	30	(432)	(443)	11
Selling, general and administrative expenses, excluding non-cash compensation expense	(35)	(28)	(7)	(73)	(63)	(10)
Adjusted EBITDA related to unconsolidated affiliates	30	23	7	58	44	14
Segment Adjusted EBITDA	$837	$763	$74	$1,776	$1,463	$313
Volumes. For the three and six months ended June 30, 2023 compared to the same periods last year, NGL transportation and terminal volumes increased primarily due to higher volumes from the Permian region, on our Mariner East pipeline system and on our export pipelines into our Nederland Terminal.

The increase in transportation volumes also led to higher fractionated volumes at our Mont Belvieu, Texas fractionation facility for the three and six months ended June 30, 2023 compared to the same periods last year.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Transportation margin	$577	$520	$57	$1,139	$999	$140
Fractionators and refinery services margin	186	215	(29)	396	400	(4)
Terminal services margin	229	191	38	429	342	87
Storage margin	75	67	8	154	139	15
Marketing margin	(14)	16	(30)	105	45	60
Unrealized gains on commodity risk management activities	19	27	(8)	50	32	18
Total segment margin	$1,072	$1,036	$36	$2,273	$1,957	$316
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $57 million in transportation margin primarily due to a $28 million increase resulting from higher throughput on our Mariner East pipelines, a $23 million increase resulting from higher y-grade throughput and higher rates on our Texas pipeline system, a $7 million increase from higher throughput on our Mariner West pipeline, a $7 million increase from higher exported volumes feeding into our Nederland Terminal and a $5 million increase from higher throughput on our refined product pipelines. These increases were partially offset by intrasegment charges of $7 million and $6 million which are fully offset within our marketing margin and fractionators margin, respectively;
•an increase of $38 million in terminal services margin primarily due to a $30 million increase from our Marcus Hook Terminal due to higher rates and higher throughput and an $8 million increase from higher export volumes loaded at our Nederland Terminal;
•a decrease of $30 million in operating expenses primarily due to a $41 million decrease in gas and power utility cost. This decrease was partially offset by a $5 million increase due to higher headcount, a $3 million increase in outside service expenses related to higher volumes and inflation, and a $3 million increase in ad valorem taxes;
•an increase of $8 million in storage margin primarily due to fees generated from exported volumes; and
•an increase of $7 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher volumes on the Explorer and White Cliffs pipelines; partially offset by
•a decrease of $30 million in marketing margin primarily due to lower gains of $37 million from the optimization of NGL and refined product inventories including a $51 million write-down to hedged inventory during the second quarter of 2023, which we expect will be fully offset with hedge gains in future periods. This decrease was partially offset by intrasegment charges of $7 million which are fully offset within our transportation margin;
•a decrease of $29 million in fractionators and refinery services margin, despite higher volumes, primarily due to a $26 million decrease resulting from lower rates tied to lower gas prices in the current period and a $7 million decrease from a less favorable pricing environment impacting our refinery services business. These decreases were partially offset by a $6 million intrasegment charge which is fully offset in our transportation margin; and
•an increase of $7 million in selling, general and administrative expenses primarily due to a $3 million increase in overhead expenses and a $2 million increase in insurance costs.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $140 million in transportation margin primarily due to a $75 million increase resulting from higher y-grade throughput and higher rates driven by contractual rate escalations on our Texas pipeline system, a $44 million increase resulting from higher throughput on our Mariner East pipelines, an $18 million increase from higher exported volumes feeding into our Nederland Terminal, an $11 million increase from the timing of third-party deficiency payments on our Northeast region pipelines and a $6 million increase from higher throughput on our Mariner West pipeline. These increases were partially offset by intrasegment charges of $12 million and $6 million which are fully offset within our marketing margin and fractionators margin, respectively;
•an increase of $87 million in terminal services margin primarily due to a $55 million increase from our Marcus Hook Terminal due to contractual rate escalations and higher throughput, a $30 million increase from higher export volumes loaded at our Nederland Terminal and a $3 million increase from higher throughput from our refined product marketing terminals;
•an increase of $60 million in marketing margin primarily due to a $29 million increase in Northeast region blending and optimization, higher gains of $22 million from the optimization of NGL and refined product inventories, and a reduction in intrasegment charges of $12 million which are fully offset within our transportation margin;
•an increase of $15 million in storage margin primarily due to fees generated from exported volumes;
•an increase of $14 million in Adjusted EBITDA related to unconsolidated affiliates due to higher volumes on the Explorer and White Cliffs pipelines; and
•a decrease of $11 million in operating expenses primarily due to a $40 million decrease in gas and power utility costs. This decrease was partially offset by an $11 million increase due to higher headcount, a $10 million increase in materials and outside services related to higher volumes and inflation, and a $4 million increase in ad valorem taxes; partially offset by
•an increase of $10 million in selling, general and administrative expenses primarily due to a $5 million increase in overhead expenses and a $4 million increase in insurance costs; and
•a decrease of $4 million in fractionators and refinery services margin primarily due to a $12 million decrease from a less favorable pricing environment impacting our refinery services business. This decrease was partially offset by a $6 million intrasegment charge which is fully offset in our transportation margin and a $2 million increase from higher volumes.
Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Crude transportation volumes (MBbls/d)	5,294	4,318	976	4,769	4,267	502
Crude terminal volumes (MBbls/d)	3,520	3,056	464	3,231	2,911	320
Revenues	$5,953	$7,300	$(1,347)	$12,033	$13,226	$(1,193)
Cost of products sold	5,092	6,541	(1,449)	10,466	11,720	(1,254)
Segment margin	861	759	102	1,567	1,506	61
Unrealized (gains) losses on commodity risk management activities	10	(17)	27	12	(6)	18
Operating expenses, excluding non-cash compensation expense	(172)	(154)	(18)	(325)	(291)	(34)
Selling, general and administrative expenses, excluding non-cash compensation expense	(30)	(27)	(3)	(61)	(57)	(4)
Adjusted EBITDA related to unconsolidated affiliates	5	1	4	6	2	4
Other	—	—	—	1	1	—
Segment Adjusted EBITDA	$674	$562	$112	$1,200	$1,155	$45
Volumes. For the three and six months ended June 30, 2023 compared to the same periods last year, crude transportation volumes were higher on our Texas pipeline system due to higher Permian crude oil production and contributions from assets acquired in 2023. Volumes were also higher on our Bakken Pipeline and our Bayou Bridge Pipeline. Crude terminal volumes were higher due to growth in Permian volumes, stronger Gulf Coast refinery utilization and contributions from assets acquired in 2023.

Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impacts of the following:
•an increase of $129 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $69 million increase from higher volumes on our Bakken Pipeline, a $51 million increase from recently acquired assets, a $30 million increase from higher gathered volumes and new assets placed into service on our Texas crude pipeline system, a $17 million increase in throughput at our Gulf Coast and Permian terminals and a $3 million increase on our Bayou Bridge Pipeline due to higher volumes, partially offset by a $40 million decrease from our crude oil acquisition and marketing business due primarily to lower margins on refined product sales; partially offset by
•an increase of $18 million in operating expenses primarily due to a $15 million increase from recently acquired assets and a $7 million increase in ad valorem taxes, partially offset by a $5 million decrease in maintenance project costs.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impacts of the following:
•an increase of $79 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $51 million increase from recently acquired assets, a $49 million increase from higher volumes on our Bakken Pipeline, a $33 million increase from higher gathered volumes and new assets placed into service on our Texas crude pipeline system, a $22 million increase in throughput at our Gulf Coast and Permian terminals and a $7 million increase on our Bayou Bridge Pipeline due to higher volumes, partially offset by lower optimization gains of $35 million and a $40 million decrease resulting from lower margins from refined product sales; partially offset by
•an increase of $34 million in operating expenses primarily due to a $15 million increase from recently acquired assets, a $10 million increase in outside services and materials related to higher volumes and inflation, a $6 million increase due to higher headcount and a $4 million increase in ad valorem taxes.
Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues	$5,745	$7,815	$(2,070)	$11,107	$13,217	$(2,110)
Cost of products sold	5,431	7,470	(2,039)	10,418	12,442	(2,024)
Segment margin	314	345	(31)	689	775	(86)
Unrealized (gains) losses on commodity risk management activities	1	(11)	12	(10)	(20)	10
Operating expenses, excluding non-cash compensation expense	(103)	(98)	(5)	(200)	(195)	(5)
Selling, general and administrative expenses, excluding non-cash compensation expense	(30)	(27)	(3)	(55)	(49)	(6)
Adjusted EBITDA related to unconsolidated affiliates	3	3	—	6	5	1
Inventory valuation adjustments	57	(1)	58	28	(121)	149
Other	8	3	5	13	10	3
Segment Adjusted EBITDA	$250	$214	$36	$471	$405	$66
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased primarily due to the net impacts of the following:
•an increase in the profit on motor fuel sales of $37 million, primarily due to a 3% increase in profit per gallon sold and a 5% increase in gallons sold; and
•an increase in non-motor fuel sales and lease profit of $7 million, primarily due to increased rental income, higher merchandise gross profit and increased throughput and storage margin from the Gladieux and Zenith acquisitions; partially offset by

•an increase in operating costs of $9 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased primarily due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $64 million, primarily due to a 4% increase in gross profit per gallon sold and a 7% increase in gallons sold; and
•an increase in non motor fuel sales and lease gross profit of $12 million, primarily due to increased rental income, higher merchandise gross profit and increased throughput and storage margin from the Gladieux and Zenith acquisitions; partially offset by
•an increase in operating costs of $12 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues	$207	$172	$35	$404	$335	$69
Cost of products sold	35	25	10	69	50	19
Segment margin	172	147	25	335	285	50
Operating expenses, excluding non-cash compensation expense	(36)	(30)	(6)	(68)	(59)	(9)
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(11)	—	(24)	(22)	(2)
Segment Adjusted EBITDA	$125	$106	$19	$243	$204	$39
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impacts of the following:
•an increase of $25 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $6 million in operating expenses primarily due to higher employee costs.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impacts of the following:
•an increase of $50 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $9 million in operating expenses primarily due to higher employee costs.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues	$399	$962	$(563)	$943	$1,677	$(734)
Cost of products sold	395	882	(487)	897	1,496	(599)
Segment margin	4	80	(76)	46	181	(135)
Unrealized gains on commodity risk management activities	(3)	(5)	2	(7)	(1)	(6)
Operating expenses, excluding non-cash compensation expense	(4)	(24)	20	(10)	(58)	48
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(16)	5	(20)	(33)	13
Adjusted EBITDA related to unconsolidated affiliates	1	1	—	1	1	—
Other and eliminations	13	29	(16)	33	29	4
Segment Adjusted EBITDA	$—	$65	$(65)	$43	$119	$(76)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, until those assets were divested in August 2022.
Segment Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $39 million due to the sale of Energy Transfer Canada in 2022;
•a decrease of $11 million from our natural gas marketing subsidiary;
•a decrease of $8 million from our dual drive compression business; and
•an increase of $7 million in mergers and acquisition expense; partially offset by
•an increase of $10 million due to higher margin from sales in our compressor business.
For the six months ended June 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $69 million due to the sale of Energy Transfer Canada in 2022; and
•a decrease of $11 million from our dual drive compression business; partially offset by
•an increase of $15 million due to higher margin from sales in our compressor business.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy obligations and pay distributions to unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

We currently expect capital expenditures in 2023 to be within the following ranges (including only our proportionate share for joint ventures and excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$50	$75	$50	$60
Interstate transportation and storage	250	300	175	185
Midstream	825	850	190	200
NGL and refined products transportation and services	575	625	120	130
Crude oil transportation and services	175	200	140	145
All other (including eliminations)	25	50	65	70
Total capital expenditures	$1,900	$2,100	$740	$790
The Partnership expects its growth capital expenditures will generally be between $2 billion to $3 billion per year in future periods.
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
We generally fund capital expenditures and distributions with cash flows from operating activities.
Sunoco LP currently expects to spend approximately $65 million in maintenance capital and at least $150 million in growth capital for the full year 2023.
USAC currently plans to spend approximately $25 million in maintenance capital expenditures and spend between $260 million and $270 million in expansion capital expenditures for the full year 2023.
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
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Cash provided by operating activities during 2023 was $5.89 billion compared to $4.72 billion for 2022, and net income was $2.68 billion for 2023 and $3.11 billion for 2022. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2023 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $887 million and non-cash items totaling $2.17 billion.

The non-cash activity in 2023 and 2022 consisted primarily of depreciation, depletion and amortization of $2.12 billion and $2.07 billion, respectively, non-cash compensation expense of $64 million and $61 million, respectively, unfavorable inventory valuation adjustments of $28 million and favorable inventory valuation adjustments of $121 million, respectively, deferred income taxes of $134 million and $107 million, respectively, and impairment losses of $11 million and $300 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $183 million and $118 million in 2023 and 2022, respectively.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $182 million in 2023 and $108 million in 2022.
Cash paid for interest, net of interest capitalized, was $1.10 billion and $1.10 billion for the six months ended June 30, 2023 and 2022, respectively. Interest capitalized was $25 million and $55 million for the six months ended June 30, 2023 and 2022, respectively.
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
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Cash used in investing activities during 2023 was $2.69 billion compared to $1.95 billion for 2022. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2023 were $1.70 billion compared to $1.42 billion for 2022. Additional detail related to our capital expenditures is provided in the following table. In 2023, we paid $930 million in cash for the Lotus Midstream acquisition and Sunoco LP paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy. In 2022, we paid $325 million in cash for the acquisition of Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC) and Sunoco LP paid a cash deposit of $264 million related to its acquisition of a transmix processing and terminal facility.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the six months ended June 30, 2023:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$34	$27	$61
Interstate transportation and storage	98	72	170
Midstream	366	106	472
NGL and refined products transportation and services	253	61	314
Crude oil transportation and services	28	71	99
Investment in Sunoco LP	64	23	87
Investment in USAC	123	11	134
All other (including eliminations)	15	28	43
Total capital expenditures	$981	$399	$1,380
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Cash used in financing activities during 2023 was $3.12 billion compared to $2.75 billion for 2022. During 2023, we had a net decrease in our debt level of $137 million compared to a net decrease of $1.02 billion for 2022. In 2023 and 2022, we paid debt issuance costs of $7 million and $9 million, respectively.

In 2023 and 2022, we paid distributions of $2.10 billion and $1.34 billion, respectively, to our partners. In 2023 and 2022, we paid distributions of $862 million and $753 million, respectively, to noncontrolling interests. In 2023 and 2022, we paid distributions of $24 million in both periods to our redeemable noncontrolling interests.
In 2023 and 2022, we received capital contributions of $3 million and $397 million, respectively, in cash from noncontrolling interests.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2023	December 31, 2022
Energy Transfer Indebtedness:
Notes and Debentures(1) (2)	$37,543	$39,468
Five-Year Credit Facility	2,612	793
Subsidiary Indebtedness:
Transwestern Senior Notes	250	250
Bakken Senior Notes	1,850	1,850
Sunoco LP Senior Notes and lease-related obligations	2,694	2,694
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Bonds(2)	—	225
Sunoco LP Credit Facility	990	900
USAC Credit Facility	750	646

Other long-term debt	22	3
Net unamortized premiums, discounts, and fair value adjustments	158	183
Deferred debt issuance costs	(213)	(225)
Total debt	48,131	48,262
Less: current maturities of long-term debt(3)	3,459	2
Long-term debt, less current maturities	$44,672	$48,260
(1)As of June 30, 2023, this balance included a total of $2.36 billion aggregate principal amount of senior notes due on or before June 30, 2024, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
(3)As of June 30, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet includes (i) $2.45 billion, representing the amount of Energy Transfer senior notes maturing on or before June 30, 2024, less the current available capacity on the Partnership’s Five-Year Credit Facility and (ii) $1.00 billion of senior notes issued by the Bakken Pipeline entities, which mature in April 2024. The Partnership’s proportional ownership in the Bakken Pipeline entities is 36.4%.
Recent Transactions
Senior Notes
In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023, $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 and $1.00 billion aggregate principal amount of its 4.25% Senior Notes due March 2023 using proceeds from its Five-Year Credit Facility (defined below).
HFOTCO Debt
In May 2023, the Partnership refinanced all of the $225 million outstanding principal amount of HFOTCO tax-exempt bonds with new 10-year tax-exempt bonds. The new bonds, which were issued through the Harris County Industrial Development Corporation and are obligations of Energy Transfer, accrue interest at a fixed rate of 4.05% and are mandatorily redeemable in

2033. Upon redemption, these tax-exempt bonds may be remarketed on different terms through final maturity of November 1, 2050.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of June 30, 2023, the Five-Year Credit Facility had $2.61 billion of outstanding borrowings, of which $862 million consisted of commercial paper. The amount available for future borrowings was $2.36 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of June 30, 2023 was 6.33%.
Sunoco LP Credit Facility
As of June 30, 2023, Sunoco LP’s credit facility had $990 million of outstanding borrowings and $7 million in standby letters of credit and matures in April 2027. The amount available for future borrowings at June 30, 2023 was $503 million. The weighted average interest rate on the total amount outstanding as of June 30, 2023 was 7.00%.
USAC Credit Facility
As of June 30, 2023, USAC’s credit facility, which matures in December 2026, had $750 million of outstanding borrowings and no outstanding letters of credit. As of June 30, 2023, USAC had $850 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $328 million. The weighted average interest rate on the total amount outstanding as of June 30, 2023 was 7.74%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2023.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A(1)	Series B(2)	Series C(1)	Series D	Series E	Series F(2)	Series G(2)	Series H(2)
December 31, 2022	February 1, 2023	February 15, 2023	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.982	—	0.4609	0.4766	0.475	33.750	35.625	32.500
June 30, 2023	August 1, 2023	August 15, 2023	23.891	33.125	0.6294	0.4766	0.475	—	—	—
(1)See additional information on Series A and Series C distributions below.
(2)Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
Prior to February 15, 2023, distributions on the Series A Preferred Units accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023, to, but excluding, August 15, 2023, the Series A Preferred Units accrue a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. Beginning August 15, 2023, the floating distribution rate on the Series A Preferred Units is based on three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.028% per annum. Distributions on Series A Preferred Units were previously payable semiannually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.
Prior to May 15, 2023, distributions on the Series C Preferred Units accrued at a fixed rate of 7.375% per annum of the liquidation preference of $25. Beginning May 15, 2023 to, but excluding, August 15, 2023, the Series C Preferred Units accrue a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.530% per annum. On and after August 15, 2023, the floating distribution rate on the Series C Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.530% per annum.
Distributions on the Series B Preferred Units, Series D Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

	Beginning of floating rate period	Applicable Spread	Tenor spread adjustment	Floating rate
Series B Preferred Units	February 15, 2028	4.155%	0.26161%	Three-month SOFR
Series D Preferred Units	August 15, 2023	4.738%	0.26161%	Three-month SOFR
Series E Preferred Units	May 15, 2024	5.161%	0.26161%	Three-month SOFR
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

Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
June 30, 2023	August 14, 2023	August 21, 2023	0.8420
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	January 23, 2023	February 3, 2023	$0.525
March 31, 2023	April 24, 2023	May 5, 2023	0.525
June 30, 2023	July 24, 2023	August 4, 2023	0.525
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
•risks related to the development of new infrastructure projects or other growth projects, including failure to make sufficient progress to justify continued development, delays in obtaining customers, increased costs of financing and regulatory, environmental, political and legal uncertainties that may affect the timing and cost of these projects;
•risks associated with the construction of new pipelines, treating and processing facilities or other facilities, or additions to our subsidiaries’ existing pipelines and their facilities, including difficulties in obtaining permits and rights-of-way or other regulatory approvals and the performance by third-party contractors;
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

	June 30, 2023			December 31, 2022
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	(233)	$—	$—	145	$—	$—
Basis Swaps IFERC/NYMEX (1)	(57,360)	(9)	1	(39,563)	54	3
Power (Megawatt):
Forwards	—	1	—	—	1	—
Futures	90,935	(2)	1	(21,384)	—	—
Options – Puts	18,400	—	—	119,200	—	—
Options – Calls	(124,000)	—	—	—	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	53,123	4	1	42,440	(41)	4
Swing Swaps IFERC	(36,990)	2	—	(202,815)	63	7
Fixed Swaps/Futures	(2,350)	7	2	(15,758)	51	7
Forward Physical Contracts	(640)	4	1	2,423	8	1
NGLs (MBbls) – Forwards/Swaps	(7,914)	26	37	6,934	(41)	63
Crude (MBbls) – Forwards/Swaps	(47)	10	10	795	26	22
Refined Products (MBbls) – Futures	(3,308)	(7)	34	(3,547)	(39)	37
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(43,435)	(3)	1	(37,448)	22	2
Fixed Swaps/Futures	(43,435)	26	14	(37,448)	58	17
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
Interest Rate Risk
As of June 30, 2023, we and our subsidiaries had $4.95 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $50 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (including USAC’s), none of which are designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		June 30, 2023	December 31, 2022
Energy Transfer:
July 2024(2)	Forward-starting to pay an average fixed rate of 3.388% and receive a floating rate	$400	$400
USAC:
April 2025	Pay a fixed rate of 3.785% and receive a floating rate (effective April 2023)	700	—
(1)Floating rates are based on SOFR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $74 million as of June 30, 2023. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
The Partnership also has outstanding Series A Preferred Units and Series C Preferred Units with aggregate liquidation preferences of $950 million and $450 million, respectively, for which distributions are based on a floating rate beginning February 15, 2023 and May 15, 2023, respectively. A hypothetical change of 100 basis points in interest rates would result in a net change in preferred unit distributions of $14 million annually for the Series A Preferred Units and Series C Preferred Units in the aggregate.
As of June 30, 2023, the Partnership had $600 million of Floating Rate Junior Subordinated Notes outstanding, as well as the Series A Preferred Units and Series C Preferred Units, the floating rates for each of which were based on the three-month LIBOR rate plus a spread. For the applicable floating rate reset period beginning on or after July 1, 2023, the floating rate for each of these securities were updated to replace the applicable LIBOR rate with the three-month SOFR rate plus a 0.26161% tenor spread adjustment. Such tenor spread adjustment will be in addition to the applicable spread for each series of Preferred Units and Floating Rate Junior Subordinated Notes.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On May 2, 2023, Energy Transfer acquired Lotus Midstream Operations, LLC (“Lotus Midstream”), and we currently are in the process of integrating the acquired operations. Certain of Lotus Midstream’s internal controls over financial reporting have already been impacted by changes made to conform to the existing controls and procedures of Energy Transfer.
None of the changes resulting from the Lotus Midstream acquisition were in response to any identified deficiency or weakness in our internal control over financial reporting. Other than changes resulting from the Lotus Midstream acquisition, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 17, 2023 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
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
On June 29, 2022, near Henderson, Tennessee, a Mid Valley Pipeline Company LLC (“Mid Valley”) mowing contractor struck an exposed section of the 22-inch diameter Hornsby to Denver line segment while mowing. The brush cutter mowing implement cut open the pipeline and released an estimated 4,345 barrels of crude oil into the surrounding area. Approximately 3,343 barrels of crude oil were recovered during initial remediation activities with the remaining volume contained within the materials removed and disposed of in accordance with applicable environmental laws and regulations. Corrective action was being completed pursuant to the Tennessee Department of Environment and Conservation (“TDEC”)’s Division of Remediation - Voluntary Action Program (“VAP”) and on May 23, 2023, Mid Valley received a No Further Action letter from the TDEC for the corrective action work related to the incident. Mid Valley received a Notice of Federal Interest regarding the incident and is awaiting final invoicing from the federal agencies (United States Environmental Protection Agency and United States Fish and Wildlife Service) and their consultants related to the incident. Mid Valley has also supplied PHMSA with information as requested. No other government agency action has occurred. Groundwater monitoring wells were abandoned on June 12, 2023, which concluded environmental related activities associated with the incident site. No injuries resulted from the incident.
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
ITEM 1A. RISK FACTORS
The following risk factor should be read in conjunction with our risk factors described in “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
If legal challenges to EPA’s “Good Neighbor Plan” under the federal Clean Air Act are not ultimately successful, compliance with this plan could subject us to increased capital costs, operational delays and costs of operation.
The EPA recently finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026; however, of the nine states impacted within the Partnership’s footprint, effectiveness of the rule is currently stayed in five states and pending a decision on a stay in another. The Partnership currently estimates that the final rule would require retrofitting or replacement of approximately 240 engines in its interstate and intrastate natural gas transportation operations. Although the Partnership is involved in challenging application of the Plan in Texas and intends to pursue legal challenges related to its application in four more states soon, with the possibility of even more once current administrative and judicial challenges progress, compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be. Compliance with the Plan could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 3, 2023	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer