Form 10-Q
period 2023-09-30
Energy Transfer LP
filed 2023-11-02
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At October 27, 2023, the registrant had 3,145,065,881 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
BBtu	billion British thermal units
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Dakota Access	Dakota Access, LLC, a non-wholly-owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly-owned subsidiary of Energy Transfer until its sale in August 2022
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly-owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly-owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
HFOTCO	HFOTCO LLC, a wholly-owned subsidiary of Energy Transfer which owns the Houston Terminal
IFERC	Inside FERC’s Gas Market Report
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGL	natural gas liquid, such as propane, butane and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of Energy Transfer and/or Panhandle Eastern Pipe Line
Partnership Agreement	Energy Transfer’s Third Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline LLC, a non-wholly-owned subsidiary of Energy Transfer and/or Rover Pipeline
Sea Robin	Sea Robin Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (currently a floating rate security)
Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (currently a floating rate security)
Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (currently a floating rate security)
Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
SOFR	Secured overnight financing rate
SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer and/or Transwestern Pipeline
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$514	$257
Accounts receivable, net	9,612	8,466
Accounts receivable from related companies	101	93
Inventories	2,590	2,461
Income taxes receivable	84	68
Derivative assets	14	10
Other current assets	508	726
Total current assets	13,423	12,081

Property, plant and equipment	109,411	105,996
Accumulated depreciation and depletion	(28,538)	(25,685)
Property, plant and equipment, net	80,873	80,311

Investments in unconsolidated affiliates	2,993	2,893
Non-current derivative assets	4	—
Lease right-of-use assets, net	820	819
Other non-current assets, net	1,690	1,558
Intangible assets, net	5,204	5,415
Goodwill	2,564	2,566
Total assets	$107,571	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,997	$6,952
Accounts payable to related companies	7	17
Derivative liabilities	4	23
Operating lease current liabilities	45	45
Accrued and other current liabilities	3,696	3,329
Current maturities of long-term debt	1,006	2
Total current liabilities	12,755	10,368

Long-term debt, less current maturities	47,075	48,260
Non-current derivative liabilities	—	23
Non-current operating lease liabilities	775	798
Deferred income taxes	3,891	3,701
Other non-current liabilities	2,016	1,341

Commitments and contingencies
Redeemable noncontrolling interests	498	493

Equity:
Limited Partners:
Preferred Unitholders	6,083	6,051
Common Unitholders	27,014	26,960
General Partner	(2)	(2)
Accumulated other comprehensive income	29	16
Total partners’ capital	33,124	33,025
Noncontrolling interests	7,437	7,634
Total equity	40,561	40,659
Total liabilities and equity	$107,571	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Refined product sales	$6,403	$6,647	$17,691	$20,043
Crude sales	6,587	5,773	17,298	17,758
NGL sales	3,760	4,823	11,409	15,828
Gathering, transportation and other fees	2,824	2,830	8,412	8,288
Natural gas sales	878	2,648	2,462	6,830
Other	287	218	782	628
Total revenues	20,739	22,939	58,054	69,375
COSTS AND EXPENSES:
Cost of products sold	16,059	18,516	44,761	56,169
Operating expenses	1,105	973	3,224	2,982
Depreciation, depletion and amortization	1,107	1,030	3,227	3,104
Selling, general and administrative	234	361	700	802
Impairment losses and other	1	86	12	386
Total costs and expenses	18,506	20,966	51,924	63,443
OPERATING INCOME	2,233	1,973	6,130	5,932
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(632)	(577)	(1,892)	(1,714)
Equity in earnings of unconsolidated affiliates	103	68	286	186
Gains on interest rate derivatives	32	60	47	303
Non-operating litigation-related loss	(625)	—	(625)	—
Other, net	13	(120)	37	(117)
INCOME BEFORE INCOME TAX EXPENSE	1,124	1,404	3,983	4,590
Income tax expense	77	82	256	159
NET INCOME	1,047	1,322	3,727	4,431
Less: Net income attributable to noncontrolling interests	451	304	1,080	793
Less: Net income attributable to redeemable noncontrolling interests	12	12	39	37
NET INCOME ATTRIBUTABLE TO PARTNERS	584	1,006	2,608	3,601
General Partner’s interest in net income	—	1	2	3
Preferred Unitholders’ interest in net income	118	106	340	317
Common Unitholders’ interest in net income	$466	$899	$2,266	$3,281
NET INCOME PER COMMON UNIT:
Basic	$0.15	$0.29	$0.73	$1.06
Diluted	$0.15	$0.29	$0.72	$1.06
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,047	$1,322	$3,727	$4,431
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	(4)	2	(13)
Actuarial gain related to pension and other postretirement benefit plans	—	—	—	7
Foreign currency translation adjustments	—	13	(5)	(6)
Change in other comprehensive income from unconsolidated affiliates	3	6	6	24
	5	15	3	12
Comprehensive income	1,052	1,337	3,730	4,443
Less: Comprehensive income attributable to noncontrolling interests	451	307	1,080	787
Less: Comprehensive income attributable to redeemable noncontrolling interests	12	12	39	37
Comprehensive income attributable to partners	$589	$1,018	$2,611	$3,619
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
Distributions to partners	(920)	(80)	(1)	—	—	(1,001)
Distributions to noncontrolling interests	—	—	—	—	(441)	(441)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	14	—	—	—	4	18
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,003	109	1	—	321	1,434
Balance, March 31, 2023	27,057	6,080	(2)	13	7,521	40,669
Distributions to partners	(942)	(151)	(1)	—	—	(1,094)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Other comprehensive income, net of tax	—	—	—	1	—	1
Lotus Midstream acquisition	574	—	—	—	—	574
Other, net	1	—	—	10	3	14
Net income, excluding amounts attributable to redeemable noncontrolling interests	797	113	1	—	308	1,219
Balance, June 30, 2023	27,487	6,042	(2)	24	7,411	40,962
Distributions to partners	(952)	(77)	—	—	—	(1,029)
Distributions to noncontrolling interests	—	—	—	—	(428)	(428)
Other comprehensive income, net of tax	—	—	—	5	—	5
Other, net	13	—	—	—	3	16
Net income, excluding amounts attributable to redeemable noncontrolling interests	466	118	—	—	451	1,035
Balance, September 30, 2023	$27,014	$6,083	$(2)	$29	$7,437	$40,561
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2021	$25,230	$6,051	$(4)	$23	$8,045	$39,345
Distributions to partners	(528)	(80)	—	—	—	(608)
Distributions to noncontrolling interests	—	—	—	—	(307)	(307)
Capital contributions from noncontrolling interests	—	—	—	—	373	373
Other comprehensive income, net of tax	—	—	—	20	5	25
Other, net	17	—	—	—	10	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,162	106	1	—	205	1,474
Balance, March 31, 2022	25,881	6,077	(3)	43	8,331	40,329
Distributions to partners	(603)	(131)	(1)	—	—	(735)
Distributions to noncontrolling interests	—	—	—	—	(446)	(446)
Capital contributions from noncontrolling interests	—	—	—	—	24	24
Other comprehensive loss, net of tax	—	—	—	(14)	(14)	(28)
Other, net	9	—	—	—	2	11
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,220	105	1	—	284	1,610
Balance, June 30, 2022	26,507	6,051	(3)	29	8,181	40,765
Distributions to partners	(694)	(80)	(1)	—	—	(775)
Distributions to noncontrolling interests	—	—	—	—	(424)	(424)
Capital contributions from noncontrolling interests	—	—	—	—	7	7
Energy Transfer Canada sale	—	—	—	(9)	(337)	(346)
Other comprehensive loss, net of tax	—	—	—	12	3	15
Other, net	13	—	—	—	3	16
Net income, excluding amounts attributable to redeemable noncontrolling interests	899	106	1	—	304	1,310
Balance, September 30, 2022	$26,725	$6,077	$(3)	$32	$7,737	$40,568
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$3,727	$4,431
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,227	3,104
Deferred income taxes	187	158
Inventory valuation adjustments	(113)	(81)
Non-cash compensation expense	99	88
Impairment losses and other	12	386
Distributions on unvested awards	(47)	(37)
Equity in earnings of unconsolidated affiliates	(286)	(186)
Distributions from unconsolidated affiliates	286	182
Other non-cash	(15)	(120)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	1,182	(212)
Net cash provided by operating activities	8,259	7,713
INVESTING ACTIVITIES:
Cash paid for Lotus Midstream acquisition, net of cash received	(930)	—
Cash paid for other acquisitions, net of cash received	(111)	(1,062)
Capital expenditures, excluding allowance for equity funds used during construction	(2,430)	(2,493)
Contributions in aid of construction costs	38	50
Contributions to unconsolidated affiliates	(5)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	45	66
Proceeds from sale of Energy Transfer Canada interest	—	302
Proceeds from sales of other assets	31	60
Other, net	1	—
Net cash used in investing activities	(3,361)	(3,077)
FINANCING ACTIVITIES:
Proceeds from borrowings	22,912	19,400
Repayments of debt	(23,095)	(21,110)
Capital contributions from noncontrolling interests	3	404
Distributions to partners	(3,124)	(2,118)
Distributions to noncontrolling interests	(1,290)	(1,177)
Distributions to redeemable noncontrolling interests	(37)	(37)
Debt issuance costs	(12)	(9)
Other, net	2	1
Net cash used in financing activities	(4,641)	(4,646)
Increase (decrease) in cash and cash equivalents	257	(10)
Cash and cash equivalents, beginning of period	257	336
Cash and cash equivalents, end of period	$514	$326
.
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
2.ACQUISITIONS
Pending Crestwood Acquisition
On August 16, 2023, the Partnership announced its entry into a definitive merger agreement to acquire Crestwood Equity Partners LP (“Crestwood”). Under the terms of the merger agreement, Crestwood’s common unitholders will receive 2.07 Energy Transfer common units for each Crestwood common unit. Crestwood owns gathering and processing assets located in the Williston, Delaware and Powder River basins. On October 30, 2023, a majority of Crestwood’s unitholders voted to approve the merger. The transaction is expected to close on November 3, 2023, subject to customary closing conditions.
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
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2023 or December 31, 2022.
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

The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2023	2022
Accounts receivable	$(1,125)	$(999)
Accounts receivable from related companies	(8)	17
Inventories	(3)	(287)
Other current assets	208	(176)
Other non-current assets, net	(135)	106
Accounts payable	1,076	599
Accounts payable to related companies	(12)	1
Accrued and other current liabilities	562	585
Other non-current liabilities	669	254
Derivative assets and liabilities, net	(50)	(312)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$1,182	$(212)
Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2023	2022
Accrued capital expenditures	$354	$454
Lease assets obtained in exchange for new lease liabilities	26	37
Distribution reinvestment	70	42
4.INVENTORIES
Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Natural gas, NGLs and refined products	$1,951	$1,802
Crude oil	169	246
Spare parts and other	470	413
Total inventories	$2,590	$2,461
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of September 30, 2023 and December 31, 2022, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $3 million and $116 million, respectively. For the three and nine months ended September 30, 2023 and 2022, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended September 30, 2023 and 2022, the Partnership’s cost of products sold included favorable inventory adjustments of $141 million and unfavorable inventory adjustments of $40 million, respectively, related to Sunoco LP’s LIFO inventory. For the nine months ended September 30, 2023 and 2022, the Partnership’s cost of products sold included favorable inventory adjustments of $113 million and favorable inventory adjustments of $81 million, respectively, related to Sunoco LP’s LIFO inventory.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the nine months ended September 30, 2023, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2023
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$14	$—	$14
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$3	$3	$—
Swing Swaps IFERC	4	4	—
Fixed Swaps/Futures	28	28	—
Forward Physical Contracts	3	—	3
Power:
Forwards	46	—	46
Futures	6	6	—
NGLs – Forwards/Swaps	256	256	—
Refined Products – Futures	27	27	—
Crude – Forwards/Swaps	32	32	—
Total commodity derivatives	405	356	49
Other non-current assets	28	18	10
Total assets	$447	$374	$73
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(10)	$(10)	$—
Swing Swaps IFERC	(5)	(5)	—
Fixed Swaps/Futures	(2)	(2)	—
Power:
Forwards	(45)	—	(45)
Futures	(5)	(5)	—
NGLs – Forwards/Swaps	(306)	(306)	—
Refined Products – Futures	(35)	(35)	—
Crude – Forwards/Swaps	(41)	(41)	—
Total commodity derivatives	(449)	(404)	(45)
Total liabilities	$(449)	$(404)	$(45)

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$60	$60	$—
Swing Swaps IFERC	75	75	—
Fixed Swaps/Futures	113	113	—
Forward Physical Contracts	10	—	10
Power:
Forwards	52	—	52
Futures	3	3	—
NGLs – Forwards/Swaps	317	317	—
Refined Products – Futures	20	20	—
Crude – Forwards/Swaps	38	38	—
Total commodity derivatives	688	626	62
Other non-current assets	27	18	9
Total assets	$715	$644	$71
Liabilities:
Interest rate derivatives	$(23)	$—	$(23)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(25)	(25)	—
Swing Swaps IFERC	(12)	(12)	—
Fixed Swaps/Futures	(4)	(4)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(51)	—	(51)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(358)	(358)	—
Refined Products – Futures	(59)	(59)	—
Crude – Forwards/Swaps	(12)	(12)	—
Total commodity derivatives	(526)	(473)	(53)
Total liabilities	$(549)	$(473)	$(76)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2023 were $44.60 billion and $48.08 billion, respectively. As of December 31, 2022, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.42 billion and $48.26 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,047	$1,322	$3,727	$4,431
Less: Net income attributable to noncontrolling interests	451	304	1,080	793
Less: Net income attributable to redeemable noncontrolling interests	12	12	39	37
Net income, net of noncontrolling interests	584	1,006	2,608	3,601
Less: General Partner’s interest in net income	—	1	2	3
Less: Preferred Unitholders’ interest in net income	118	106	340	317
Common Unitholders’ interest in net income	$466	$899	$2,266	$3,281
Basic Income per Common Unit:
Weighted average common units	3,144.0	3,087.6	3,122.3	3,085.6
Basic income per common unit	$0.15	$0.29	$0.73	$1.06
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$466	$899	$2,266	$3,281
Dilutive effect of equity-based compensation of subsidiaries (1)	1	—	2	2
Diluted income attributable to Common Unitholders	$465	$899	$2,264	$3,279
Weighted average common units	3,144.0	3,087.6	3,122.3	3,085.6
Dilutive effect of unvested restricted unit awards (1)	23.7	21.0	23.6	20.8
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,167.7	3,108.6	3,145.9	3,106.4
Diluted income per common unit	$0.15	$0.29	$0.72	$1.06
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Recent Transactions
Senior Notes
On November 1, 2023, the Partnership redeemed $600 million aggregate principal amount of its 4.50% Senior Notes due November 1, 2023 using proceeds from the senior notes offering discussed in the following paragraph.
In October 2023, the Partnership issued $1.00 billion aggregate principal amount of 6.05% Senior Notes due 2026, $500 million aggregate principal amount of 6.10% Senior Notes due 2028, $1.00 billion aggregate principal amount of 6.40% Senior Notes due 2030 and $1.50 billion aggregate principal amount of 6.55% Senior Notes due 2033. The Partnership intends to use the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility (defined below) and for general partnership purposes.
In the third quarter of 2023, the Partnership redeemed $500 million aggregate principal amount of its 4.20% Senior Notes due September 2023 using proceeds from its Five-Year Credit Facility.
In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023, $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 and $1.00 billion aggregate principal amount of its 4.25% Senior Notes due March 2023 using proceeds from its Five-Year Credit Facility.

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
Sunoco LP Senior Notes Offering
In September 2023, Sunoco LP issued $500 million aggregate principal amount of 7.00% senior notes due 2028 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility.
Current Maturities of Long-Term Debt
As of September 30, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $1.00 billion of senior notes issued by the Bakken Pipeline entities, which mature in April 2024.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of September 30, 2023, the Five-Year Credit Facility had $2.85 billion of outstanding borrowings, of which $1.55 billion consisted of commercial paper. The amount available for future borrowings was $2.12 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of September 30, 2023 was 6.29%.
Sunoco LP Credit Facility
As of September 30, 2023, Sunoco LP’s credit facility had $647 million of outstanding borrowings and $6 million in standby letters of credit and matures in April 2027. The amount available for future borrowings at September 30, 2023 was $847 million. The weighted average interest rate on the total amount outstanding as of September 30, 2023 was 7.34%.
USAC Credit Facility
As of September 30, 2023, USAC’s credit facility, which matures in December 2026, had $813 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2023, USAC had $787 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $434 million. The weighted average interest rate on the total amount outstanding as of September 30, 2023 was 7.99%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2023. For the quarter ended September 30, 2023, our leverage ratio, as calculated pursuant to the covenant related to our Five-Year Credit Facility, was 3.11x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of September 30, 2023 and December 31, 2022 included a balance of $477 million related to the USAC Series A preferred units. Redeemable noncontrolling interests also included a balance of $21 million as of September 30, 2023 and $16 million as of December 31, 2022 related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.

9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the nine months ended September 30, 2023 were as follows:

Number of Units
Number of common units at December 31, 2022	3,094.4
Common units issued under the distribution reinvestment plan	5.5
Common units issued for Lotus Midstream acquisition	44.5
Common units vested under equity incentive plans and other	0.7
Number of common units at September 30, 2023	3,145.1
Energy Transfer Repurchase Program
During the nine months ended September 30, 2023, Energy Transfer did not repurchase any of its common units under its current buyback program. As of September 30, 2023, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the nine months ended September 30, 2023, distributions of $70 million were reinvested under the distribution reinvestment program. As of September 30, 2023, a total of 6 million Energy Transfer common units remained available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
Energy Transfer Preferred Units
As of September 30, 2023 and December 31, 2022, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units and 900,000 Series H Preferred Units.

The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	18	9	8	9	15	8	27	15	109
Balance, March 31, 2023	946	547	440	434	786	504	1,515	908	6,080
Distributions to partners	(21)	—	(8)	(9)	(15)	(16)	(53)	(29)	(151)
Net income	22	9	9	9	15	8	26	15	113
Balance, June 30, 2023	947	556	441	434	786	496	1,488	894	6,042
Distributions to partners	(22)	(20)	(12)	(8)	(15)	—	—	—	(77)
Net income	23	10	11	10	15	8	27	14	118
Balance, September 30, 2023	$948	$546	$440	$436	$786	$504	$1,515	$908	$6,083

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2021	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, March 31, 2022	943	547	440	434	786	504	1,515	908	6,077
Distributions to partners	—	—	(8)	(9)	(15)	(16)	(53)	(30)	(131)
Net income	15	9	8	9	15	8	26	15	105
Balance, June 30, 2022	958	556	440	434	786	496	1,488	893	6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, September 30, 2022	$943	$547	$440	$434	$786	$504	$1,515	$908	$6,077
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A(1)	Series B(2)	Series C(1)	Series D(1)	Series E	Series F(2)	Series G(2)	Series H(2)
December 31, 2022	February 1, 2023	February 15, 2023	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.982	—	0.4609	0.4766	0.475	33.750	35.625	32.500
June 30, 2023	August 1, 2023	August 15, 2023	23.891	33.125	0.6294	0.4766	0.475	—	—	—
September 30, 2023	November 1, 2023	November 15, 2023	24.672	—	0.6489	0.6622	0.475	33.750	35.625	32.500
(1)See additional information on Series A, Series C and Series D distributions below.
(2)Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
Prior to February 15, 2023, distributions on the Series A Preferred Units accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023 to, but excluding, August 15, 2023, the Series A Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. On and after August 15, 2023, the floating distribution rate on the Series A Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.028% per annum. Distributions on Series A Preferred Units were previously payable semiannually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.

Prior to May 15, 2023, distributions on the Series C Preferred Units accrued at a fixed rate of 7.375% per annum of the liquidation preference of $25. Beginning May 15, 2023 to, but excluding, August 15, 2023, the Series C Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.530% per annum. On and after August 15, 2023, the floating distribution rate on the Series C Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.530% per annum.
Prior to August 15, 2023, distributions on the Series D Preferred Units accrued at a fixed rate of 7.625% per annum of the liquidation preference of $25. On and after August 15, 2023, the Series D Preferred Units accrue a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.738% per annum.
Distributions on the Series B Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
June 30, 2023	August 14, 2023	August 21, 2023	0.8420
September 30, 2023	October 30, 2023	November 20, 2023	0.8420
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	January 23, 2023	February 3, 2023	$0.525
March 31, 2023	April 24, 2023	May 5, 2023	0.525
June 30, 2023	July 24, 2023	August 4, 2023	0.525
September 30, 2023	October 23, 2023	November 3, 2023	0.525
USAC’s Warrants
As of September 30, 2023 and December 31, 2022, USAC warrants with the right to purchase 10,000,000 USAC common units at a strike price of $19.59 per unit were outstanding. On October 27, 2023, such warrants were exercised in full by the holders. The exercise of the warrants will be net settled for approximately 2,360,000 USAC common units.

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2023	December 31, 2022
Unrealized gains on available-for-sale securities	$11	$9
Foreign currency translation adjustment	6	1
Actuarial loss related to pensions and other postretirement benefits	(7)	(7)
Investments in unconsolidated affiliates, net	19	13
Total AOCI included in partners’ capital, net of tax	$29	$16
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
On September 13, 2023 the District Court ordered that the District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. Energy Transfer and Rover intend to vigorously defend this claim.
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
Other FERC Proceedings
By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle is evaluating the September 25 order and has sixty days from that date to appeal the order to the Court of Appeals.
On December 1, 2022, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated June 29, 2023, a revised procedural schedule was adopted in this proceeding setting the commencement of the hearing for January 9, 2024, with an initial decision anticipated by May 21, 2024. Subsequently, by Order of the Acting Chief Administrative Law Judge, deadlines in the procedural schedule were extended, including revised hearing commencement and initial decisions deadlines to March 26, 2024 and August 8, 2024, respectively.
In May 2021, the FERC commenced an audit of SPLP for the period from January 1, 2018 to present to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6 reporting requirements. An audit report was received in September 2023 noting no issues that would have a material impact on the Partnership's financial position or results of operations.
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

We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ROW expense	$20	$16	$46	$44
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
As of September 30, 2023 and December 31, 2022, accruals of approximately $947 million and $200 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $200 million.
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
On September 8, 2023, the USACE published the Draft EIS. The USACE anticipates that a Final EIS and Record of Decision would be issued in 2024. The pipeline continues to operate pending completion of the EIS. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline, which consists of both Dakota Access and the Energy Transfer Crude Oil Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
As of September 30, 2023, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly-owned subsidiaries of Energy Transfer.
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
On September 21, 2022, the Court entered a final judgment against the Energy Transfer Defendants in the amount of approximately $601 million plus post-judgment interest at a rate of 3.5% per year, compounded quarterly. The Energy Transfer Defendants filed a notice of appeal on October 21, 2022 and filed their opening brief in support of their appeal on December 30, 2022. Williams filed their answering brief on January 20, 2023, and the Energy Transfer Defendants filed their reply brief on February 6, 2023. The Delaware Supreme Court heard oral argument on July 12, 2023.
On October 10, 2023, the Delaware Supreme Court affirmed. On October 25, 2023, Energy Transfer Defendants filed a motion for reargument. Therefore, the mandate will not issue until the Delaware Supreme Court disposes of that motion.

Once the mandate issues, the previously-stayed judgment in the amount of approximately $617 million will become effective, plus additional post-judgment interest.
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
On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. Briefing on those motions was completed on November 4, 2022. By order issued on October 20, 2023, the trial judge dismissed the Ohio EPA’s Fourth Amended Complaint.
Unitholder Litigation Regarding Pipeline Construction
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
ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal. ETMT has been vigorous and diligent in its appeals relating to the finality issues underlying the Order and appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. The appeal was fully briefed, and oral argument was held on March 21, 2023. On August 3, 2023, the 10th Circuit ruled in favor of ETMT and found that the district court’s plan of allocation (which was part of the final judgment) did not satisfy all finality requirements. The Court held that the district court abused its discretion in denying ETMT’s Rule 60(b)(6) Motion to Modify and reversed and remanded for further proceedings. The case is now back at the trial court so that the district court can fix the finality requirements with the judgment. Further, ETMT sought and recovered a return of funds deposited with the Plan Administrator; Class Counsel did not oppose this motion.
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of Sunoco’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both Parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Plaintiffs is approximately $104 million in actual damages and $75 million in punitive damages. Sunoco intends on appealing the entirety of the judgment.
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
On October 6, 2022, Culberson, Culberson Equity and Moontower filed a motion for summary judgment, but the Court postponed considering it until after further document discovery and depositions. On December 7, 2022, Plaintiffs amended their petition to add Moontower Resources Operating, LLC and Moontower Resources WI, LLC as Defendants, and to assert a claim against all Defendants for fraudulent inducement.
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
On June 5, 2023, counsel for Defendants informed the Court via a letter that Defendants were continuing the submission date of the no-evidence motion regarding Plaintiffs’ breach of contract and declaratory judgment claims, noting that such submission would be rescheduled along with a traditional summary judgment motion regarding the same subject matter. To that end, on July 17, 2023, Defendant Culberson Midstream, LLC filed a Traditional Motion for Summary Judgment on Plaintiffs’ Breach of Contract and Declaratory Judgment Claims, while Defendants Culberson Midstream Equity, LLC and Moontower Resources Gathering filed a Motion for Partial Summary Judgment Regarding the Breach of the Option Agreement. Further, on July 25, 2023, Defendants filed a Traditional and No-Evidence Motion for Summary Judgment Regarding Damages and Recission. On July 28, 2023, in turn, Plaintiff ETC Texas Pipeline, Ltd. filed a Traditional Motion for Partial Summary Judgment on Breach of Contract and Declaratory Judgment.

On September 20, 2023, the Court held oral argument on the various Motions for Summary Judgment. Following oral argument, on September 26, 2023, the Court ruled on each of the Motions. The Court denied Defendants’ Traditional Motion for Partial Summary Judgment Regarding Fraud, Defendants’ No Evidence Motion for Summary Judgment Regarding Plaintiffs’ Fraud and Alter Ego Claims, Defendants’ Traditional and No Evidence Motion for Partial Summary Judgment Regarding Damages and Rescission, and Plaintiff ETC Texas Pipeline, Ltd.’s Traditional Motion for Partial Summary Judgment on Breach of Contract and Declaratory Judgment. The Court granted Culberson Midstream, LLC’s Traditional Motion for Partial Summary Judgment Seeking Dismissal of Plaintiffs’ Breach of Contract and Declaratory Judgment Claims and Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC’s Motion for Partial Summary Judgment Regarding Breach of the Option Agreement.
Discovery has closed in this matter. Trial on the remaining issues is currently set for June 18, 2024. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50 percent) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, respectively, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directs NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also states that the MDPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order. Respondents cannot predict the ultimate outcome of this regulatory proceeding, nor can they predict the amount of time and expense that will be required to resolve these claims; however, Respondents will vigorously defend themselves against the MA AG’s claims.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2023, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2023	December 31, 2022
Current	$44	$54
Non-current	240	228
Total environmental liabilities	$284	$282
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

During the nine months ended September 30, 2023 and 2022, the Partnership recorded $23 million and $8 million, respectively, of expenditures related to environmental cleanup programs.
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

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2022	$615
Additions	794
Revenue recognized	(836)
Balance, September 30, 2023	$573

Balance, December 31, 2021	$459
Additions	815
Revenue recognized	(688)
Other	(13)
Balance, September 30, 2022	$573
The balances of Sunoco LP’s contract assets were as follows:

	September 30, 2023	December 31, 2022
Contract assets	$239	$200
Accounts receivable from contracts with customers	1,079	834
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
As of September 30, 2023, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $39.83 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2023
	(remainder)	2024	2025	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2023	$2,176	$7,345	$6,247	$24,062	$39,830
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2023		December 31, 2022
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	330	2023-2024	145	2023
Basis Swaps IFERC/NYMEX (1)	(44,800)	2023-2024	(39,563)	2023
Power (Megawatt):
Forwards	171,600	2023-2029	—	2023-2029
Futures	(74,391)	2023-2024	(21,384)	2023
Options – Puts	68,800	2023-2024	119,200	2023
Options – Calls	—	2023-2024	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	48,393	2023-2025	42,440	2023-2024
Swing Swaps IFERC	(72,220)	2023-2025	(202,815)	2023-2024
Fixed Swaps/Futures	(4,803)	2023-2025	(15,758)	2023-2025
Forward Physical Contracts	(2,145)	2023-2025	2,423	2023-2024
NGLs (MBbls) – Forwards/Swaps	(14,238)	2023-2026	6,934	2023-2025
Crude (MBbls) – Forwards/Swaps	(7,660)	2023-2025	795	2023-2024
Refined Products (MBbls) – Futures	(5,751)	2023-2025	(3,547)	2023-2024
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(43,745)	2023-2024	(37,448)	2023
Fixed Swaps/Futures	(43,745)	2023-2024	(37,448)	2023
Hedged Item – Inventory	43,745	2023-2024	37,448	2023
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

The following table summarizes our interest rate swaps outstanding (including USAC’s), none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2023	December 31, 2022
Energy Transfer:
July 2024(2)	Forward-starting to pay an average fixed rate of 3.388% and receive a floating rate	$—	$400
USAC:
April 2025(3)	Pay a fixed rate of 3.785% and receive a floating rate (effective April 2023)	700	—
(1)Floating rates are based on SOFR.
(2)The July 2024 interest rate swaps were terminated and settled in August 2023.
(3)In October 2023, USAC modified its April 2025 interest rate swap. The termination date was extended from April 1, 2025 to December 31, 2025. Under the modified interest rate swap, USAC pays a fixed interest rate of 3.9725% and continues to receive floating interest rate payments that are indexed to the one-month SOFR.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$23	$87	$(7)	$(7)
	23	87	(7)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	311	506	(371)	(411)
Commodity derivatives	71	95	(71)	(108)
Interest rate derivatives	14	—	—	(23)
	396	601	(442)	(542)
Total derivatives	$419	$688	$(449)	$(549)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives without offsetting agreements	Derivative assets (liabilities)	$14	$—	$—	$(23)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	71	95	(71)	(108)
Broker cleared derivative contracts	Other current assets (liabilities)	334	593	(378)	(418)
Total gross derivatives		419	688	(449)	(549)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(67)	(85)	67	85
Counterparty netting	Other current assets (liabilities)	(303)	(359)	303	359
Total net derivatives		$49	$244	$(79)	$(105)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$4	$22	$(6)	$50
Commodity derivatives – Non-trading	Cost of products sold	(166)	186	(106)	(6)
Interest rate derivatives	Gains on interest rate derivatives	32	60	47	303
Total		$(130)	$268	$(65)	$347
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
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items, as well as certain non-recurring gains and losses. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$880	$2,081	$2,424	$5,550
Intersegment revenues	93	302	646	668
	973	2,383	3,070	6,218
Interstate transportation and storage:
Revenues from external customers	562	533	1,720	1,591
Intersegment revenues	9	16	35	54
	571	549	1,755	1,645
Midstream:
Revenues from external customers	775	1,115	2,370	3,399
Intersegment revenues	2,002	3,756	5,629	10,447
	2,777	4,871	7,999	13,846
NGL and refined products transportation and services:
Revenues from external customers	4,369	5,169	13,210	16,644
Intersegment revenues	891	906	2,654	3,265
	5,260	6,075	15,864	19,909
Crude oil transportation and services:
Revenues from external customers	7,289	6,415	19,321	19,640
Intersegment revenues	—	1	1	2
	7,289	6,416	19,322	19,642
Investment in Sunoco LP:
Revenues from external customers	6,317	6,577	17,395	19,767
Intersegment revenues	3	17	32	44
	6,320	6,594	17,427	19,811
Investment in USAC:
Revenues from external customers	212	176	605	503
Intersegment revenues	5	3	16	11
	217	179	621	514
All other:
Revenues from external customers	335	873	1,009	2,281
Intersegment revenues	109	211	378	480
	444	1,084	1,387	2,761
Eliminations	(3,112)	(5,212)	(9,391)	(14,971)
Total revenues	$20,739	$22,939	$58,054	$69,375

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA:
Intrastate transportation and storage	$244	$301	$869	$963
Interstate transportation and storage	491	409	1,468	1,259
Midstream	631	868	1,851	2,578
NGL and refined products transportation and services	1,076	634	2,852	2,097
Crude oil transportation and services	706	461	1,906	1,616
Investment in Sunoco LP	257	276	728	681
Investment in USAC	130	109	373	313
All other	6	30	49	149
Adjusted EBITDA (consolidated)	$3,541	$3,088	$10,096	$9,656

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,047	$1,322	$3,727	$4,431
Depreciation, depletion and amortization	1,107	1,030	3,227	3,104
Interest expense, net of interest capitalized	632	577	1,892	1,714
Income tax expense	77	82	256	159
Impairment losses and other	1	86	12	386
Gains on interest rate derivatives	(32)	(60)	(47)	(303)
Non-cash compensation expense	35	27	99	88
Unrealized (gains) losses on commodity risk management activities	107	(76)	182	(130)
Inventory valuation adjustments (Sunoco LP)	(141)	40	(113)	(81)
Adjusted EBITDA related to unconsolidated affiliates	182	147	514	409
Equity in earnings of unconsolidated affiliates	(103)	(68)	(286)	(186)
Non-operating litigation-related loss	625	—	625	—
Other, net	4	(19)	8	65
Adjusted EBITDA (consolidated)	$3,541	$3,088	$10,096	$9,656

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023, “Part II — Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 3, 2023 and in this Quarterly Report on Form 10-Q. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Pending Crestwood Acquisition
On August 16, 2023, the Partnership announced its entry into a definitive merger agreement to acquire Crestwood Equity Partners LP (“Crestwood”). Under the terms of the merger agreement, Crestwood’s common unitholders will receive 2.07 Energy Transfer common units for each Crestwood common unit. Crestwood owns gathering and processing assets located in the Williston, Delaware and Powder River basins. On October 30, 2023, a majority of Crestwood’s unitholders voted to approve the merger. The transaction is expected to close on November 3, 2023, subject to customary closing conditions.
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
Quarterly Cash Distribution
In October 2023, Energy Transfer announced a quarterly distribution of $0.3125 per unit ($1.25 annualized) on Energy Transfer common units for the quarter ended September 30, 2023.
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
Even without application of the FERC’s rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as Tiger Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as Florida Gas Transmission Pipeline, Transwestern and Panhandle, have a mix of tariff rate, discount rate and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of our cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle is evaluating the September 25 order and has sixty days from that date to appeal the order to the Court of Appeals.
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

Interstate Common Carrier Regulation
Liquids pipelines transporting in interstate commerce are regulated by FERC as common carriers under the Interstate Commerce Act (“ICA”). Under the ICA, the FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. Many existing pipelines utilize the FERC liquids index to change transportation rates annually. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years.
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
Air Quality Standards
The EPA recently finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026; however, of the nine states impacted within the Partnership’s footprint, effectiveness of the rule is currently stayed in six states and pending a decision on a stay in three other states. Additionally, other operators and industry groups have challenged the Plan in the D.C. Circuit. Although the stay was denied, it was promptly followed by the filing of an emergency stay application with the U.S. Supreme Court, which is still pending. The Partnership currently estimates that the final rule would require retrofitting or replacement of approximately 240 engines in its interstate and intrastate natural gas transportation and storage operations. The Partnership is involved in challenging application of the Plan in the nine states impacted within its footprint. Compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, in the DC Circuit and the U.S. Supreme Court, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be. For additional information on how our operations could be impacted by regulatory developments related to the 2015 ozone NAAQS, please see “Item 1. Business – Regulation – Environmental Matters – Air Emissions” and the risk factor entitled “Our business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes which activities are subject to environmental and worker health and safety laws and regulations that may cause us to incur significant costs and liabilities” in “Item 1A. Risk Factors – Risks Relating to the Partnership’s Business – Regulatory Matters” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
RESULTS OF OPERATIONS
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items, as well as certain non-recurring gains and losses. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$244	$301	$(57)	$869	$963	$(94)
Interstate transportation and storage	491	409	82	1,468	1,259	209
Midstream	631	868	(237)	1,851	2,578	(727)
NGL and refined products transportation and services	1,076	634	442	2,852	2,097	755
Crude oil transportation and services	706	461	245	1,906	1,616	290
Investment in Sunoco LP	257	276	(19)	728	681	47
Investment in USAC	130	109	21	373	313	60
All other	6	30	(24)	49	149	(100)
Adjusted EBITDA (consolidated)	$3,541	$3,088	$453	$10,096	$9,656	$440

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,047	$1,322	$(275)	$3,727	$4,431	$(704)
Depreciation, depletion and amortization	1,107	1,030	77	3,227	3,104	123
Interest expense, net of interest capitalized	632	577	55	1,892	1,714	178
Income tax expense	77	82	(5)	256	159	97
Impairment losses and other	1	86	(85)	12	386	(374)
Gains on interest rate derivatives	(32)	(60)	28	(47)	(303)	256
Non-cash compensation expense	35	27	8	99	88	11
Unrealized (gains) losses on commodity risk management activities	107	(76)	183	182	(130)	312
Inventory valuation adjustments (Sunoco LP)	(141)	40	(181)	(113)	(81)	(32)
Adjusted EBITDA related to unconsolidated affiliates	182	147	35	514	409	105
Equity in earnings of unconsolidated affiliates	(103)	(68)	(35)	(286)	(186)	(100)
Non-operating litigation-related loss	625	—	625	625	—	625
Other, net	4	(19)	23	8	65	(57)
Adjusted EBITDA (consolidated)	$3,541	$3,088	$453	$10,096	$9,656	$440
Net Income. For the three and nine months ended September 30, 2023 compared to the same periods last year, net income decreased $275 million and $704 million, respectively, or approximately 21% and 16%, respectively. For both the three-month and nine-month periods, net income was significantly impacted by the recognition of a $625 million non-operating litigation-related loss in the third quarter of 2023, as well as decreases in gains on interest rate derivatives and increases in depreciation, depletion and amortization; each of these items is discussed further below. The impacts of these decreases were partially offset by the impacts of impairment losses recognized in the prior period; these impairments are also discussed further below. The change to net income also reflects changes in Adjusted EBITDA, which are summarized below and discussed in more detail in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three and nine months ended September 30, 2023 compared to the same periods last year, Adjusted EBITDA increased $453 million and $440 million, respectively, primarily driven by increases in our NGL and refined products transportation and services segment and our crude oil transportation and services segment, partially offset by the impact of unfavorable natural gas and NGL prices in our midstream segment. The decrease in Adjusted EBITDA from our midstream segment was partially offset by increases in Adjusted EBITDA from multiple other segments.
Additional discussion on the changes impacting net income and Adjusted EBITDA for the three and nine months ended September 30, 2023 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2023 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, net of interest capitalized. Interest expense, net of interest capitalized, increased for the three and nine months ended September 30, 2023 compared to the same periods last year primarily due to higher interest rates on floating rate debt.
Income Tax Expense. For the three months ended September 30, 2023 compared to the same period last year, income tax expense decreased due to higher tax expense in the prior period associated with the sale of Energy Transfer Canada. For the nine months ended September 30, 2023 compared to the same period last year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries.

Impairment Losses and Other. For the three months ended September 30, 2023, impairment losses and other included a total of $1 million recognized by USAC related to its compression equipment. For the nine months ended September 30, 2023, impairment losses and other included a total of $12 million recognized by USAC related to its compression equipment.
For the three months ended September 30, 2022, impairment losses and other included an $85 million loss on the deconsolidation of Energy Transfer Canada, which was recorded upon the completion of the sale in August 2022. The nine months ended September 30, 2022 amount also included a $300 million impairment related to Energy Transfer Canada’s assets recorded in March 2022 based on the anticipated proceeds from the expected sale of those assets. The remainder of impairment losses and other for the three and nine months ended September 30, 2022 were from USAC’s recognition of impairment losses related to its compression equipment.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2023, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $141 million, resulting in a favorable impact to net income. For the three months ended September 30, 2022, a decrease in fuel prices increased the lower of cost or market reserve requirements for the period by a net of $40 million, resulting in unfavorable impacts to net income. For the nine months ended September 30, 2023 and 2022, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $113 million and $81 million, respectively, resulting in favorable impacts to net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Non-Operating Litigation-Related Loss. Non-operating litigation-related loss recognized in the three and nine months ended September 30, 2023 represents the estimated contingent loss associated with the Williams Litigation, which is discussed in Note 10 to our consolidated financial statements included in “Item 1. Financial Statements.”
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$39	$36	$3	$110	$109	$1
MEP	21	(1)	22	68	(7)	75
White Cliffs	2	—	2	5	1	4
Explorer	10	8	2	27	17	10
Other	31	25	6	76	66	10
Total equity in earnings of unconsolidated affiliates	$103	$68	$35	$286	$186	$100

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$86	$86	$—	$250	$245	$5
MEP	30	8	22	94	19	75
White Cliffs	7	5	2	19	15	4
Explorer	16	12	4	42	28	14
Other	43	36	7	109	102	7
Total Adjusted EBITDA related to unconsolidated affiliates	$182	$147	$35	$514	$409	$105

Distributions received from unconsolidated affiliates:
Citrus	$53	$52	$1	$123	$133	$(10)
MEP	25	4	21	89	14	75
White Cliffs	7	5	2	18	15	3
Explorer	10	6	4	29	20	9
Other	27	27	—	72	66	6
Total distributions received from unconsolidated affiliates	$122	$94	$28	$331	$248	$83
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Natural gas transported (BBtu/d)	15,123	14,878	245	15,011	14,565	446
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	8,400	21,858	(13,458)
Revenues	$973	$2,383	$(1,410)	$3,070	$6,218	$(3,148)
Cost of products sold	664	1,994	(1,330)	2,119	5,008	(2,889)
Segment margin	309	389	(80)	951	1,210	(259)
Unrealized losses on commodity risk management activities	14	12	2	144	17	127
Operating expenses, excluding non-cash compensation expense	(71)	(93)	22	(207)	(251)	44
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(12)	(1)	(38)	(37)	(1)
Adjusted EBITDA related to unconsolidated affiliates	6	5	1	19	18	1
Other	(1)	—	(1)	—	6	(6)
Segment Adjusted EBITDA	$244	$301	$(57)	$869	$963	$(94)
Volumes. For the three months ended September 30, 2023 compared to the same periods last year, transported volumes increased primarily due to increased utilization on our Texas intrastate assets. For the nine months ended September 30, 2023 compared to the same period last year, transported volumes increased primarily due to increased utilization on the Enable Oklahoma Intrastate Transmission system and the Texas system, as well as higher production in the Haynesville Shale.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Transportation fees	$211	$202	$9	$636	$613	$23
Natural gas sales and other (excluding unrealized gains and losses)	65	139	(74)	311	423	(112)
Retained fuel revenues (excluding unrealized gains and losses)	19	59	(40)	49	150	(101)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	28	—	28	99	40	59
Unrealized losses on commodity risk management activities and fair value inventory adjustments	(14)	(11)	(3)	(144)	(16)	(128)
Total segment margin	$309	$389	$(80)	$951	$1,210	$(259)
Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $74 million in realized natural gas sales and other primarily due to lower pipeline optimization; and
•a decrease of $40 million in retained fuel revenues related to lower natural gas prices; partially offset by
•an increase of $28 million in storage margin primarily due to favorable storage optimization;
•a decrease of $22 million in operating expenses primarily due to a $21 million decrease in cost of fuel consumption from lower natural gas prices and a $2 million decrease due to lower utility pricing; and
•an increase of $9 million in transportation fees primarily due to new contracts on our Texas system and Haynesville assets.
Segment Adjusted EBITDA. For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $112 million in realized natural gas sales and other primarily due to lower pipeline optimization; and
•a decrease of $101 million in retained fuel revenues related to lower natural gas prices; partially offset by
•an increase of $59 million in storage margin primarily due to higher storage optimization;
•a decrease of $44 million in operating expenses primarily due to a $53 million decrease in cost of fuel consumption from lower natural gas prices, partially offset by a $4 million increase from recently acquired assets, a $2 million increase in ad valorem taxes and a $3 million increase in employee costs; and
•an increase of $23 million in transportation fees primarily due to new contracts on our Texas system and Haynesville assets.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Natural gas transported (BBtu/d)	16,237	14,157	2,080	16,424	14,359	2,065
Natural gas sold (BBtu/d)	40	28	12	27	30	(3)
Revenues	$571	$549	$22	$1,755	$1,645	$110
Cost of products sold	2	3	(1)	5	24	(19)
Segment margin	569	546	23	1,750	1,621	129
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(178)	(219)	41	(567)	(590)	23
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(30)	(37)	7	(89)	(100)	11
Adjusted EBITDA related to unconsolidated affiliates	129	106	23	374	293	81
Other	1	13	(12)	—	35	(35)
Segment Adjusted EBITDA	$491	$409	$82	$1,468	$1,259	$209
Volumes. For the three and nine months ended September 30, 2023 compared to the same periods last year, transported volumes increased primarily due to our Gulf Run system being placed in service in December 2022, as well as more capacity sold and higher utilization on our Transwestern, Rover, Panhandle and Trunkline systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $23 million in segment margin primarily due to a $44 million increase resulting from our Gulf Run system being placed in service in December 2022, as well as a $28 million increase in transportation revenue from several of our interstate pipelines due to higher contracted volumes and higher interruptible utilization. These increases were partially offset by a $23 million decrease due to lower rates on our Panhandle system resulting from a FERC order in a rate case and a $27 million decrease primarily due to lower operational gas sales resulting from lower prices;
•a decrease of $41 million in operating expenses primarily due to a decrease from the revaluation of system gas;
•a decrease of $7 million in selling, general and administrative expenses primarily due to lower employee-related costs and professional fees; and
•an increase of $23 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase from our Midcontinent Express Pipeline joint venture due to capacity sold at higher rates; partially offset by
•a decrease of $12 million in other items primarily due to the recognition in the prior period of amounts related to a shipper bankruptcy.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $129 million in segment margin primarily due to a $97 million increase resulting from our Gulf Run system being placed in service in December 2022, a $49 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher rates, an $18 million increase related to a shipper bankruptcy, a $13 million increase in parking and storage revenue and a $5 million increase in interruptible utilization. These increases were partially offset by a $22 million decrease due to lower operational gas sales resulting from lower prices, a $23 million decrease due to lower rates on our Panhandle system resulting from a FERC order in a rate case and an $8 million decrease in liquids revenue due to lower prices;
•a decrease of $23 million in operating expenses primarily due to a $46 million decrease from the revaluation of system gas, partially offset by $19 million of incremental expenses from our Gulf Run system being placed in service in December 2022;

•a decrease of $11 million in selling, general and administrative expenses primarily due to lower professional fees and employee-related costs; and
•an increase of $81 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase of $75 million from our Midcontinent Express Pipeline joint venture as a result of higher revenue due to capacity sold at higher rates and a $5 million increase from our Southeast Supply Header joint venture as a result of higher revenue due to increased capacity sold at higher rates; partially offset by
•a decrease of $35 million in other items primarily due to the recognition in the prior period of certain amounts related to shipper bankruptcies.
Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Gathered volumes (BBtu/d)	19,825	19,107	718	19,808	18,264	1,544
NGLs produced (MBbls/d)	869	814	55	848	795	53
Equity NGLs (MBbls/d)	42	43	(1)	41	44	(3)
Revenues	$2,777	$4,871	$(2,094)	$7,999	$13,846	$(5,847)
Cost of products sold	1,808	3,678	(1,870)	5,124	10,418	(5,294)
Segment margin	969	1,193	(224)	2,875	3,428	(553)
Operating expenses, excluding non-cash compensation expense	(294)	(275)	(19)	(890)	(768)	(122)
Selling, general and administrative expenses, excluding non-cash compensation expense	(50)	(55)	5	(152)	(140)	(12)
Adjusted EBITDA related to unconsolidated affiliates	5	5	—	14	20	(6)
Other	1	—	1	4	38	(34)
Segment Adjusted EBITDA	$631	$868	$(237)	$1,851	$2,578	$(727)
Volumes. For the three and nine months ended September 30, 2023 compared to the same periods last year, gathered volumes and NGL production increased primarily due to increased producer activity in most regions.
Segment Margin. The table below presents the components of our midstream segment margin. For the three and nine months ended September 30, 2022, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect the reclassification of certain amounts to conform to the current period presentation; these changes did not impact total segment margin.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Gathering and processing fee-based revenues	$772	$772	$—	$2,299	$2,175	$124
Non-fee-based contracts and processing (excluding unrealized gains and losses)	197	421	(224)	576	1,253	(677)
Total segment margin	$969	$1,193	$(224)	$2,875	$3,428	$(553)
Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $224 million in non-fee-based margin due to lower natural gas prices of $157 million and lower NGL prices of $68 million; and
•an increase of $19 million in operating expenses due to a $9 million increase in employee costs, a $7 million increase in maintenance, repairs and projects, including trucking and compression needs coupled with pricing increases, and a $6 million increase in ad valorem taxes due to growth and acquisitions; partially offset by

•a decrease of $5 million in selling, general and administrative expenses primarily due to lower insurance costs.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $691 million in non-fee-based margin due to lower natural gas prices of $420 million and lower NGL prices of $271 million;
•an increase of $122 million in operating expenses due to a $44 million increase in services and material, including repairs, compliance and pricing, a $29 million increase in employee costs, a $17 million increase from the acquisition of Woodford Express and our new plants coming online, a $13 million increase from trucking and rental pricing and usage, a $10 million increase in ad valorem taxes and a $6 million increase in environmental reserves;
•an increase of $12 million in selling, general and administrative expenses primarily due to higher corporate allocations and legal expenses;
•a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to the sale of the Partnership’s membership interest in Ranch Westex JV LLC in 2022; and
•a decrease of $34 million in other items primarily due to the realization in the prior period of certain amounts related to a shipper bankruptcy; partially offset by
•an increase of $14 million in non-fee-based margin due to increased processed volumes in the Permian and South Texas regions; and
•an increase of $124 million in fee-based margin due to the Woodford Express acquisition in September 2022, as well as increased producer activity across all regions.
NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
NGL transportation volumes (MBbls/d)	2,161	1,892	269	2,101	1,852	249
Refined products transportation volumes (MBbls/d)	551	543	8	535	522	13
NGL and refined products terminal volumes (MBbls/d)	1,475	1,287	188	1,425	1,265	160
NGL fractionation volumes (MBbls/d)	1,029	940	89	985	895	90
Revenues	$5,260	$6,075	$(815)	$15,864	$19,909	$(4,045)
Cost of products sold	4,034	5,044	(1,010)	12,365	16,921	(4,556)
Segment margin	1,226	1,031	195	3,499	2,988	511
Unrealized (gains) losses on commodity risk management activities	84	(126)	210	34	(158)	192
Operating expenses, excluding non-cash compensation expense	(235)	(265)	30	(667)	(708)	41
Selling, general and administrative expenses, excluding non-cash compensation expense	(33)	(33)	—	(106)	(96)	(10)
Adjusted EBITDA related to unconsolidated affiliates	34	27	7	92	71	21
Segment Adjusted EBITDA	$1,076	$634	$442	$2,852	$2,097	$755
Volumes. For the three and nine months ended September 30, 2023 compared to the same periods last year, NGL transportation and terminal volumes increased primarily due to higher volumes from the Permian region, on our Mariner East pipeline system and on our export pipelines into our Nederland Terminal.
The increase in transportation volumes and the commissioning of our eighth fractionator in August 2023 also led to higher fractionated volumes at our Mont Belvieu, Texas fractionation facility for the three and nine months ended September 30, 2023 compared to the same periods last year.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Transportation margin	$639	$553	$86	$1,778	$1,552	$226
Fractionators and refinery services margin	251	227	24	647	627	20
Terminal services margin	235	179	56	664	521	143
Storage margin	78	72	6	232	211	21
Marketing margin	107	(126)	233	212	(81)	293
Unrealized gains (losses) on commodity risk management activities	(84)	126	(210)	(34)	158	(192)
Total segment margin	$1,226	$1,031	$195	$3,499	$2,988	$511
Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $233 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to gains during the 2023 period from the optimization of hedged NGL and refined product inventories as compared to losses from this activity during the 2022 period. Marketing margin also benefited from intrasegment charges of $7 million which are fully offset within our transportation margin;
•an increase of $86 million in transportation margin primarily due to a $41 million increase resulting from higher y-grade throughput and contractual rate escalations on our Texas pipeline system, a $26 million increase resulting from higher throughput on our Mariner East pipeline system, a $15 million increase from higher exported volumes feeding into our Nederland Terminal, a $13 million increase from higher throughput and contractual rate escalations on our refined product pipelines and a $2 million increase from higher throughput on our Mariner West pipeline. These increases were partially offset by intrasegment charges of $7 million and $6 million which are fully offset within our marketing and fractionation margins, respectively;
•an increase of $56 million in terminal services margin primarily due to a $34 million increase from our Marcus Hook Terminal due to contractual rate escalations and higher throughput, an $18 million increase from higher export volumes loaded at our Nederland Terminal and a $3 million increase due to increased tank leases at our Eagle Point terminal;
•a decrease of $30 million in operating expenses primarily due to a decrease in gas and power utility costs;
•an increase of $24 million in fractionators and refinery services margin due to a $17 million increase resulting from higher volumes, a $6 million intrasegment charge which is fully offset in our transportation margin and a $2 million increase from a more favorable pricing environment impacting our refinery services business;
•an increase of $7 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher volumes from certain joint venture pipelines; and
•an increase of $6 million in storage margin primarily due to a $10 million increase in fees generated from exported volumes. This increase was partially offset by a $3 million decrease from the timing of cavern withdrawals.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $293 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to higher gains during the 2023 period from the optimization of hedged NGL and refined product inventories, as compared to losses from this activity during the 2022 period. Marketing margin also benefited from intrasegment charges of $19 million which are fully offset within our transportation margin;
•an increase of $226 million in transportation margin primarily due to a $117 million increase resulting from higher y-grade throughput and contractual rate escalations on our Texas pipeline system, a $71 million increase resulting from higher throughput on our Mariner East pipeline system, a $33 million increase from higher exported volumes feeding into our Nederland Terminal, a $15 million increase from higher throughput and contractual rate escalations on our refined product pipelines, a $13 million increase from the timing of third-party deficiency payments on our Northeast region pipelines and a $9 million increase from higher throughput on our Mariner West pipeline. These increases were partially offset by intrasegment charges of $19 million and $12 million which are fully offset within our marketing and fractionation margins, respectively;
•an increase of $143 million in terminal services margin primarily due to an $89 million increase from our Marcus Hook Terminal due to contractual rate escalations and higher throughput, a $48 million increase from higher export volumes loaded at our Nederland Terminal and a $6 million increase primarily from higher throughput from our refined product marketing terminals;
•a decrease of $41 million in operating expenses primarily due to $70 million in savings from lower electricity prices, partially offset by a $15 million increase in employee costs and a $9 million increase in materials cost and contract and maintenance labor;
•an increase of $21 million in storage margin primarily due to fees generated from exported volumes;
•an increase of $21 million in Adjusted EBITDA related to unconsolidated affiliates due to higher volumes on certain joint venture pipelines; and
•an increase of $20 million in fractionators and refinery services margin primarily due to a $19 million increase resulting from higher volumes and a $12 million intrasegment charge which is fully offset in our transportation margin. These increases were partially offset by an $11 million decrease from a less favorable pricing environment impacting our refinery services business; partially offset by
•an increase of $10 million in selling, general and administrative expenses primarily due to a $7 million increase in overhead expenses and a $3 million increase in insurance costs.
Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Crude transportation volumes (MBbls/d)	5,640	4,575	1,065	5,056	4,369	687
Crude terminal volumes (MBbls/d)	3,548	3,088	460	3,359	2,974	385
Revenues	$7,289	$6,416	$873	$19,322	$19,642	$(320)
Cost of products sold	6,392	5,627	765	16,858	17,347	(489)
Segment margin	897	789	108	2,464	2,295	169
Unrealized (gains) losses on commodity risk management activities	14	2	12	26	(4)	30
Operating expenses, excluding non-cash compensation expense	(183)	(176)	(7)	(508)	(467)	(41)
Selling, general and administrative expenses, excluding non-cash compensation expense	(29)	(155)	126	(90)	(212)	122
Adjusted EBITDA related to unconsolidated affiliates	6	1	5	12	3	9
Other	1	—	1	2	1	1
Segment Adjusted EBITDA	$706	$461	$245	$1,906	$1,616	$290
Volumes. For the three and nine months ended September 30, 2023 compared to the same periods last year, crude transportation volumes were higher on our Texas pipeline system due to higher Permian crude oil production, higher gathered volumes and contributions from assets acquired in 2023. Volumes on our Bakken Pipeline were also higher, driven by continuing crude oil production growth in the Bakken. Volumes on our Bayou Bridge Pipeline were higher for the nine months ended September 30, 2023, while relatively consistent for the three months ended September 30, 2023, due to continuing strong Gulf Coast refinery demand. Crude terminal volumes were higher due to growth in Permian and Bakken volumes, stronger Gulf Coast refinery utilization and contributions from assets acquired in 2023.

Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impacts of the following:
•an increase of $120 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to an $81 million increase from recently acquired assets, a $36 million increase from higher volumes on our Bakken Pipeline and a $33 million increase from higher volumes on our Texas crude pipeline system, partially offset by a $20 million decrease at our Gulf Coast terminals due to timing of oil gain sales in the prior period as well as a $9 million decrease from our crude oil acquisition and marketing business primarily due to lower refined product sales margins and higher affiliate fees paid due to higher volumes transported;
•a decrease of $126 million in selling, general and administrative expenses primarily due to a charge related to a legal matter in the prior period; and
•an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired; partially offset by
•an increase of $7 million in operating expenses primarily due to a $21 million increase from assets acquired, partially offset by a $9 million decrease in ad valorem taxes.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impacts of the following:
•an increase of $199 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $131 million increase from recently acquired assets, an $85 million increase from higher volumes on our Bakken Pipeline and a $65 million increase from higher volumes on our Texas crude pipeline system, partially offset by a $100 million decrease from our crude oil acquisition and marketing business due primarily to lower refined product sales margins and higher affiliate fees paid due to higher volumes transported;
•a decrease of $122 million in selling, general and administrative expenses primarily due to a charge related to a legal matter in the prior period; and
•an increase of $9 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired; partially offset by
•an increase of $41 million in operating expenses primarily due to a $37 million increase from assets acquired.
Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues	$6,320	$6,594	$(274)	$17,427	$19,811	$(2,384)
Cost of products sold	5,793	6,261	(468)	16,211	18,703	(2,492)
Segment margin	527	333	194	1,216	1,108	108
Unrealized (gains) losses on commodity risk management activities	(1)	23	(24)	(11)	3	(14)
Operating expenses, excluding non-cash compensation expense	(110)	(98)	(12)	(310)	(293)	(17)
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(29)	1	(83)	(78)	(5)
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	8	7	1
Inventory valuation adjustments	(141)	40	(181)	(113)	(81)	(32)
Other	8	5	3	21	15	6
Segment Adjusted EBITDA	$257	$276	$(19)	$728	$681	$47
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.

Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment decreased primarily due to the net impacts of the following:
•a decrease in the profit on motor fuel sales of $22 million primarily due to a 7% decrease in profit per gallon sold, partially offset by an increase in gallons sold; and
•an increase in operating costs of $11 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility; partially offset by
•an increase in non-motor fuel sales and lease profit of $12 million primarily due to increased throughput and storage margin from recent acquisitions and increased rental income.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased primarily due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $42 million primarily due to a 6.9% increase in gallons sold; and
•an increase in non-motor fuel sales and lease profit of $24 million primarily due to increased throughput and storage margin from recent acquisitions and increased rental income; partially offset by
•an increase in operating costs of $22 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues	$217	$179	$38	$621	$514	$107
Cost of products sold	35	28	7	104	78	26
Segment margin	182	151	31	517	436	81
Operating expenses, excluding non-cash compensation expense	(39)	(31)	(8)	(107)	(90)	(17)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(11)	(2)	(37)	(33)	(4)
Segment Adjusted EBITDA	$130	$109	$21	$373	$313	$60
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impacts of the following:
•an increase of $31 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $8 million in operating expenses primarily due to higher employee costs associated with increased revenue-generating horsepower as well as higher parts and service costs.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impacts of the following:
•an increase of $81 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $17 million in operating expenses primarily due to higher employee costs associated with increased revenue-generating horsepower as well as higher parts and service costs.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues	$444	$1,084	$(640)	$1,387	$2,761	$(1,374)
Cost of products sold	457	1,052	(595)	1,354	2,548	(1,194)
Segment margin	(13)	32	(45)	33	213	(180)
Unrealized (gains) losses on commodity risk management activities	(4)	13	(17)	(11)	12	(23)
Operating expenses, excluding non-cash compensation expense	(8)	(17)	9	(18)	(75)	57
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(11)	(2)	(33)	(44)	11
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	3	3	—
Other and eliminations	42	11	31	75	40	35
Segment Adjusted EBITDA	$6	$30	$(24)	$49	$149	$(100)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, until those assets were divested in August 2022.
Segment Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $11 million due to the sale of Energy Transfer Canada in 2022;
•a decrease of $10 million due to less favorable power trading market conditions; and
•a decrease of $7 million from our dual drive compression business due to lower gas prices and increased competition; partially offset by
• an increase of $5 million due to higher margin from sales in our compressor business.
For the nine months ended September 30, 2023 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $80 million due to the sale of Energy Transfer Canada in 2022;
•a decrease of $19 million from our dual drive compression business due to lower gas prices and increased competition; and
•a decrease of $16 million due to less favorable power trading market conditions due to lower volatility; partially offset by
•an increase of $20 million due to higher margin from sales in our compressor business.
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

We currently expect capital expenditures in 2023 to be within the following ranges (including only our proportionate share for joint ventures and excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$50	$75	$30	$40
Interstate transportation and storage	250	300	160	170
Midstream	825	850	245	255
NGL and refined products transportation and services	575	625	120	130
Crude oil transportation and services	175	200	130	135
All other (including eliminations)	25	50	55	60
Total capital expenditures	$1,900	$2,100	$740	$790
The Partnership expects its growth capital expenditures will be between $2 billion and $3 billion per year in future periods.
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
USAC currently plans to spend approximately $26 million in maintenance capital expenditures and spend between $270 million and $280 million in expansion capital expenditures for the full year 2023.
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
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Cash provided by operating activities during 2023 was $8.26 billion compared to $7.71 billion for 2022, and net income was $3.73 billion for 2023 and $4.43 billion for 2022. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2023 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $1.18 billion and non-cash items totaling $3.11 billion.
The non-cash activity in 2023 and 2022 consisted primarily of depreciation, depletion and amortization of $3.23 billion and $3.10 billion, respectively, non-cash compensation expense of $99 million and $88 million, respectively, favorable inventory valuation adjustments of $113 million and $81 million, respectively, deferred income taxes of $187 million and $158 million, respectively, and impairment losses and other of $12 million and $386 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $286 million and $186 million in 2023 and 2022, respectively.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $286 million in 2023 and $182 million in 2022.
Cash paid for interest, net of interest capitalized, was $1.54 billion and $1.48 billion for the nine months ended September 30, 2023 and 2022, respectively. Interest capitalized was $53 million and $84 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Cash used in investing activities during 2023 was $3.36 billion compared to $3.08 billion for 2022. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2023 were $2.39 billion compared to $2.44 billion for 2022. Additional detail related to our capital expenditures is provided in the following table.
In 2023, we paid $930 million in cash for the Lotus Midstream acquisition and Sunoco LP paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy. In 2022, we paid $485 million in cash for the acquisition of Woodford Express, LLC, we paid $325 million in cash for the acquisition of Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC) and Sunoco LP paid $252 million in cash related to its acquisition of a transmix processing and terminal facility. In 2022, we received $302 million in cash from the sale of our interest in Energy Transfer Canada.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2023:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$47	$38	$85
Interstate transportation and storage	172	111	283
Midstream	498	165	663
NGL and refined products transportation and services	399	89	488
Crude oil transportation and services	69	98	167
Investment in Sunoco LP	95	37	132
Investment in USAC	185	19	204
All other (including eliminations)	27	44	71
Total capital expenditures	$1,492	$601	$2,093
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Cash used in financing activities during 2023 was $4.64 billion compared to $4.65 billion for 2022. During 2023, we had a net decrease in our debt level of $183 million compared to a net decrease of $1.71 billion for 2022. In 2023 and 2022, we paid debt issuance costs of $12 million and $9 million, respectively.

In 2023 and 2022, we paid distributions of $3.12 billion and $2.12 billion, respectively, to our partners. In 2023 and 2022, we paid distributions of $1.29 billion and $1.18 billion, respectively, to noncontrolling interests. In 2023 and 2022, we paid distributions of $37 million in both periods to our redeemable noncontrolling interests.
In 2023 and 2022, we received capital contributions of $3 million and $404 million, respectively, in cash from noncontrolling interests.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2023	December 31, 2022
Energy Transfer Indebtedness:
Notes and Debentures(1) (2)	$37,043	$39,468
Five-Year Credit Facility(2)	2,847	793
Subsidiary Indebtedness:
Transwestern Senior Notes	250	250
Bakken Project Senior Notes	1,850	1,850
Sunoco LP Senior Notes and lease-related obligations(2)	3,194	2,694
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Bonds(2)	—	225
Sunoco LP Credit Facility(2)	647	900
USAC Credit Facility	813	646

Other long-term debt	29	3
Net unamortized premiums, discounts, and fair value adjustments	145	183
Deferred debt issuance costs	(212)	(225)
Total debt	48,081	48,262
Less: current maturities of long-term debt(3)	1,006	2
Long-term debt, less current maturities	$47,075	$48,260
(1)As of September 30, 2023, this balance included a total of $4.31 billion aggregate principal amount of senior notes due on or before September 30, 2024, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
(3)As of September 30, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet includes $1.00 billion of senior notes issued by the Bakken Pipeline entities which mature in April 2024. The Partnership’s proportional ownership in the Bakken Pipeline entities is 36.4%.
Recent Transactions
Senior Notes
On November 1, 2023, the Partnership redeemed $600 million aggregate principal amount of its 4.50% Senior Notes due November 1, 2023 using proceeds from the senior notes offering discussed in the following paragraph.
In October 2023, the Partnership issued $1.00 billion aggregate principal amount of 6.05% Senior Notes due 2026, $500 million aggregate principal amount of 6.10% Senior Notes due 2028, $1.00 billion aggregate principal amount of 6.40% Senior Notes due 2030 and $1.50 billion aggregate principal amount of 6.55% Senior Notes due 2033. The Partnership intends to use the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility (defined below) and for general partnership purposes.
In the third quarter of 2023, the Partnership redeemed $500 million aggregate principal amount of its 4.20% Senior Notes due September 2023 using proceeds from its Five-Year Credit Facility.

In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023, $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 and $1.00 billion aggregate principal amount of its 4.25% Senior Notes due March 2023 using proceeds from its Five-Year Credit Facility.
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
Sunoco LP Senior Notes Offering
In September 2023, Sunoco LP issued $500 million aggregate principal amount of 7.00% senior notes due 2028 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of September 30, 2023, the Five-Year Credit Facility had $2.85 billion of outstanding borrowings, of which $1,547 million consisted of commercial paper. The amount available for future borrowings was $2.12 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of September 30, 2023 was 6.29%.
Sunoco LP Credit Facility
As of September 30, 2023, Sunoco LP’s credit facility had $647 million of outstanding borrowings and $6 million in standby letters of credit and matures in April 2027. The amount available for future borrowings at September 30, 2023 was $847 million. The weighted average interest rate on the total amount outstanding as of September 30, 2023 was 7.34%.
USAC Credit Facility
As of September 30, 2023, USAC’s credit facility, which matures in December 2026, had $813 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2023, USAC had $787 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $434 million. The weighted average interest rate on the total amount outstanding as of September 30, 2023 was 7.99%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2023.
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

Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A(1)	Series B(2)	Series C(1)	Series D(1)	Series E	Series F(2)	Series G(2)	Series H(2)
December 31, 2022	February 1, 2023	February 15, 2023	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.982	—	0.4609	0.4766	0.475	33.750	35.625	32.500
June 30, 2023	August 1, 2023	August 15, 2023	23.891	33.125	0.6294	0.4766	0.475	—	—	—
September 30, 2023	November 1, 2023	November 15, 2023	24.672	—	0.6489	0.6622	0.4750	33.75	35.625	32.50
(1)See additional information on Series A, Series C and Series D distributions below.
(2)Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
Prior to February 15, 2023, distributions on the Series A Preferred Units accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023 to, but excluding, August 15, 2023, the Series A Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. Beginning August 15, 2023, the floating distribution rate on the Series A Preferred Units is based on three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.028% per annum. Distributions on Series A Preferred Units were previously payable semiannually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.
Prior to May 15, 2023, distributions on the Series C Preferred Units accrued at a fixed rate of 7.375% per annum of the liquidation preference of $25. Beginning May 15, 2023 to, but excluding, August 15, 2023, the Series C Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.530% per annum. On and after August 15, 2023, the floating distribution rate on the Series C Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.530% per annum.
Prior to August 15, 2023, distributions on the Series D Preferred Units accrued at a fixed rate of 7.625% per annum of the liquidation preference of $25. On and after August 15, 2023, the Series D Preferred Units accrue a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.738% per annum.
Distributions on the Series B Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
June 30, 2023	August 14, 2023	August 21, 2023	0.8420
September 30, 2023	October 30, 2023	November 20, 2023	0.8420
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2022 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	January 23, 2023	February 3, 2023	$0.525
March 31, 2023	April 24, 2023	May 5, 2023	0.525
June 30, 2023	July 24, 2023	August 4, 2023	0.525
September 30, 2023	October 23, 2023	November 3, 2023	0.525
CRITICAL ACCOUNTING ESTIMATES
The Partnership’s critical accounting estimates are described in its Annual Report on Form 10-K filed with the SEC on February 17, 2023. We have not made any changes to the accounting policies involving critical accounting estimates subsequent to the Form 10-K filing. Changes to any of the related estimate amounts are discussed in the notes to consolidated financial statements included in “Item 1. Financial Statements” in this quarterly report on Form 10-Q.
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
•the costs and effects of legal and administrative proceedings; and
•risks associated with a potential failure to successfully combine our business with that of Crestwood.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023, “Part II — Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 3, 2023 and in this Quarterly Report on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

	September 30, 2023			December 31, 2022
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	330	$—	$—	145	$—	$—
Basis Swaps IFERC/NYMEX (1)	(44,800)	(6)	1	(39,563)	54	3
Power (Megawatt):
Forwards	171,600	1	—	—	1	—
Futures	(74,391)	1	—	(21,384)	—	—
Options – Puts	68,800	—	—	119,200	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	48,393	(3)	2	42,440	(41)	4
Swing Swaps IFERC	(72,220)	(1)	2	(202,815)	63	7
Fixed Swaps/Futures	(4,803)	12	2	(15,758)	51	7
Forward Physical Contracts	(2,145)	3	1	2,423	8	1
NGLs (MBbls) – Forwards/Swaps	(14,238)	(50)	60	6,934	(41)	63
Crude (MBbls) – Forwards/Swaps	(7,660)	(9)	54	795	26	22
Refined Products (MBbls) – Futures	(5,751)	(8)	62	(3,547)	(39)	37
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(43,745)	2	1	(37,448)	22	2
Fixed Swaps/Futures	(43,745)	14	14	(37,448)	58	17
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
Interest Rate Risk
As of September 30, 2023, we and our subsidiaries had $4.91 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $49 million annually. However, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (including USAC’s), none of which are designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		September 30, 2023	December 31, 2022
Energy Transfer:
July 2024(2)	Forward-starting to pay an average fixed rate of 3.388% and receive a floating rate	$—	$400
USAC:
April 2025(3)	Pay a fixed rate of 3.785% and receive a floating rate (effective April 2023)	700	—
(1)Floating rates are based on SOFR.
(2)The July 2024 interest rate swaps were terminated and settled in August 2023.
(3)In October 2023, USAC modified its April 2025 interest rate swap. The termination date was extended from April 1, 2025 to December 31, 2025. Under the modified interest rate swap, USAC pays a fixed interest rate of 3.9725% and continues to receive floating interest rate payments that are indexed to the one-month SOFR.
A hypothetical change of 100 basis points in interest rates for USAC’s interest rate swap would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $11 million as of September 30, 2023. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
The Partnership also has outstanding Series A Preferred Units, Series C Preferred Units and Series D Preferred Units with aggregate liquidation preferences of $950 million, $ 450 million and $445 million, respectively, for which distributions are based on a floating rate beginning February 15, 2023 and May 15, 2023, respectively. A hypothetical change of 100 basis points in interest rates would result in a net change in preferred unit distributions of $18 million annually for the Series A Preferred Units, Series C Preferred Units and Series D Preferred Units in the aggregate.
As of September 30, 2023, the Partnership had $600 million of Floating Rate Junior Subordinated Notes outstanding, as well as the Series A Preferred Units, Series C Preferred Units and Series D Preferred Units, the floating rates for each of which were based on the three-month SOFR rate plus a 0.26161% tenor spread adjustment. Such tenor spread adjustment will be in addition to the applicable spread for each series of Preferred Units and Floating Rate Junior Subordinated Notes.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On May 2, 2023, Energy Transfer acquired Lotus Midstream Operations, LLC (“Lotus Midstream”), and during the three months ended September 30, 2023, certain of Lotus Midstream’s internal controls over financial reporting were impacted by changes made to conform to the existing controls and procedures of Energy Transfer.
None of the changes resulting from the Lotus Midstream acquisition were in response to any identified deficiency or weakness in our internal control over financial reporting. Other than changes resulting from the Lotus Midstream acquisition, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 17, 2023 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
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
On June 15, 2023, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (collectively “NOPV”), CPF 4-2023-011-NOPV, identifying three probable violations with compliance order actions associated with two of them and civil penalties proposed in an amount totaling $2,473,912. The NOPV related to a PHMSA Accident Investigation Division investigation of a pigging incident which occurred on March 26, 2020 at the Partnership’s Borcher Station in Kansas and resulted in a fatality. The Partnership challenged PHMSA’s alleged violations and related civil penalties and compliance order actions contained in the NOPV, and requested an administrative hearing, which is set for April 24, 2024 before a PHMSA Presiding Official.
On August 31, 2023, the United States Department of Justice filed suit in the District Court for the Southern District of Texas (Corpus Christi Division) captioned as United States v. Energy Transfer (R&M), LLC et al. Civil Action No. 2:23-cv-214, against Sunoco and two other parties seeking to recover past CERCLA response costs allegedly incurred by U.S. EPA in excess of $500,000 and certain declaratory relief related to compliance. Suntide Refining Company (Sunoco as successor) is alleged to have arranged for the transport and disposal of refinery wastes containing hazardous substances at the Brine Service Company Superfund Site in Corpus Christi, Nueces County, TX. At this time, we cannot determine the likelihood of any liability in this matter; however, Sunoco intends to defend and dispute the allegations of the lawsuit, including but not limited to the joint and several liability determination sought. This lawsuit is included among the matters described in our discussion of our other environmental remediation matters. Please see “Part I. Item 1. Note 10. Regulatory Matters, Commitments, Contingencies and Environmental Liabilities - Environmental Matters – Environmental Remediation”.
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
ITEM 1A. RISK FACTORS
The following risk factor should be read in conjunction with our risk factors described in “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023 and from the risk factor described in “Part II – Item 1A. Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 3, 2023.
The Crestwood acquisition may not be consummated, and, even if consummated, we may fail to successfully combine our businesses, which could have an adverse impact on our future results.
The Crestwood acquisition is expected to close in the fourth quarter of 2023 but is subject to the satisfaction of a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the acquisition. We cannot predict with certainty whether and when these conditions will be satisfied. Any delay in completing the acquisition could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the acquisition. Furthermore, if the transaction is consummated, we may not be able to integrate Crestwood’s business successfully into ours or to achieve anticipated synergies and value creation from the transaction, which could have an adverse impact on our results of operations.

ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K (File No. 1-32740) filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K (File No. 1-32740) filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q (File No. 1-32740) filed November 8, 2018)

3.10
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated August 6, 2019 (incorporated by reference to Exhibit 3.10 of Form 10-Q (File No. 1-32740) filed August 8, 2019)

3.11
Amendment No. 8 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated April 1, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.12
Amendment No. 9 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 15, 2021)

4.1
Second Supplemental Indenture, dated as of October 13, 2023, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K (File No. 1-32740) filed October 13, 2023)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 2, 2023	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer