Form 10-K
period 2023-12-31
Energy Transfer LP
filed 2024-02-16
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32740
ENERGY TRANSFER LP
(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (214) 981-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	ET	New York Stock Exchange
7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	ETprC	New York Stock Exchange
7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	ETprD	New York Stock Exchange
7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	ETprE	New York Stock Exchange
9.250% Series I Fixed Rate Perpetual Preferred Units	ETprI	New York Stock Exchange
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value as of June 30, 2023, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $35.67 billion.
As of February 9, 2024, the registrant had 3,367,757,556 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORM 10-K
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
The following is a list of certain acronyms and terms used throughout this document:

/d	per day
Adjusted EBITDA
a non-GAAP measure defined as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”

AOCI	accumulated other comprehensive income
AROs	asset retirement obligations
BBtu	billion British thermal units
Bcf	billion cubic feet
Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content
Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels
Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT
Crestwood	Crestwood Equity Partners LP
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer
DOE	United States Department of Energy
DOJ	United States Department of Justice
DOT	United States Department of Transportation
Enable	Enable Midstream Partners, LP
Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly owned subsidiary of Energy Transfer until its sale in August 2022
Energy Transfer GC NGL	Energy Transfer GC NGLs LLC, formerly Lone Star NGL LLC, a wholly owned subsidiary of Energy Transfer
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
EPA	United States Environmental Protection Agency
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ETP Holdco	ETP Holdco Corporation, a wholly owned subsidiary of Energy Transfer
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline and/or Explorer Pipeline Company
FEP	Fayetteville Express Pipeline LLC
FERC	United States Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Pipeline and/or Florida Gas Transmission Company, LLC, a wholly owned subsidiary of Citrus
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
HFOTCO	HFOTCO LLC, a wholly owned subsidiary of Energy Transfer, which owns the Houston Terminal
IDRs	incentive distribution rights
IFERC	Inside FERC’s Gas Market Report
IRS	United States Internal Revenue Service
Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly owned subsidiary of Energy Transfer
Lake Charles LNG Export	Lake Charles LNG Export Company, LLC, a wholly owned subsidiary of Energy Transfer
LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas
Lotus Midstream	Lotus Midstream Operations, LLC
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
Mid Valley	Mid Valley Pipeline Company LLC, a wholly owned subsidiary of Energy Transfer
MMBbls	million barrels
MMcf	million cubic feet
MTBE	methyl tertiary butyl ether
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NGPA	Natural Gas Policy Act of 1978
NuStar	NuStar Energy L.P.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ORS	Ohio River System LLC, a non-wholly owned subsidiary of Energy Transfer
OSHA	Federal Occupational Safety and Health Act
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PCBs	polychlorinated biphenyls
PEP	Permian Express Partners LLC, a non-wholly owned subsidiary of Energy Transfer
PHMSA	Pipeline Hazardous Materials Safety Administration
Preferred Unitholders	Unitholders of the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units, collectively
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SCOOP	South Central Oklahoma Oil Province
Sea Robin	Sea Robin Pipeline and/or Sea Robin Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
SEC	United States Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header Pipeline and/or Southeast Supply Header, LLC, a non-wholly owned subsidiary of Energy Transfer
SOFR	Secured overnight financing rate
Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage Company), a wholly owned subsidiary of Energy Transfer
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer

Tiger	Tiger Pipeline and/or ETC Tiger Pipeline, LLC, a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
TRRC	Texas Railroad Commission
Trunkline	Trunkline Pipeline and/or Trunkline Gas Company, LLC, a wholly owned subsidiary of Energy Transfer
Unitholders	Preferred Unitholders and holders of Energy Transfer LP common units
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.
Forward-Looking Statements
Certain matters discussed in this annual report, excluding historical information, as well as some statements by Energy Transfer LP (the “Partnership” or “Energy Transfer”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “could,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated, projected, forecasted, expressed or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included in this annual report.

PART I
ITEM 1. BUSINESS
Overview
Energy Transfer LP is a Delaware limited partnership with common units publicly traded on the NYSE under the ticker symbol “ET.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries, which include Sunoco LP and USAC.
The primary activities in which we are engaged, which are located in the United States, are as follows:
•natural gas operations, including the following:
•natural gas midstream and intrastate transportation and storage;
•interstate natural gas transportation and storage; and
•crude oil, NGL and refined products transportation, terminalling and acquisition and marketing activities as well as NGL storage and fractionation services.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are master limited partnerships.
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

The following chart summarizes our organizational structure as of February 9, 2024. For simplicity, certain entities and ownership interests have not been depicted.

Significant Achievements in 2023
Strategic Transactions
•In November, the Partnership completed its acquisition of Crestwood, which owns gathering and processing assets located in the Williston, Delaware and Powder River basins.
•In May, the Partnership acquired Lotus Midstream, which owns an integrated crude midstream platform located in the Permian Basin.
Organic Growth Projects
•In August, the Partnership’s eighth fractionator was placed in service at the Mont Belvieu NGL Complex, which brings fractionation capacity at Mont Belvieu to approximately 1.15 MMBbls/d.
•In June, the Partnership’s 200 MMcf/d Bear cryogenic processing plant was placed in service in the Permian Basin.
Segment Overview
See Note 16 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Intrastate natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems, and deliver the natural gas to industrial end-users, storage facilities, utilities, power generators and other third-party pipelines. Through our intrastate transportation and storage segment, we own and operate (through wholly owned subsidiaries or through joint venture interests) approximately 12,200 miles of intrastate natural gas transportation pipelines with approximately 24 Bcf/d of transportation capacity, three natural gas storage facilities located in Texas and two natural gas storage facilities located in Oklahoma.
Energy Transfer operates one of the largest intrastate pipeline systems in the United States, which provides energy logistics to major trading hubs and industrial consumption areas throughout the country. In Texas, our intrastate transportation and storage segment provides transportation of natural gas to major markets from various prolific natural gas producing areas in Texas and Louisiana (Permian Basin and Barnett, Haynesville and Eagle Ford shales) through our Oasis Pipeline, ETC Katy Pipeline, Lobo Pipeline, RIGS and Pelico Pipeline as well as our two natural gas pipeline and storage systems: ET Fuel and HPL. In Oklahoma, we operate Oklahoma Intrastate Transmission, which delivers natural gas from various shale plays in the Anadarko and Arkoma basins, as further described in “Asset Overview.”
We also own a 70% interest in Red Bluff Express Pipeline, which owns a pipeline in the Delaware Basin, and 16% membership interests in Comanche Trail Pipeline and Trans-Pecos Pipeline, which own pipelines delivering natural gas from the Waha Hub to the United States/Mexico border.
Our intrastate transportation and storage segment’s results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay a fee even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline or (iv) a combination of the three, generally payable monthly.
We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and marketing companies. Generally, we purchase natural gas from either the market (including purchases from our marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, our intrastate transportation and storage segment generates revenues from fees charged for storing customers’ working natural gas in our storage facilities and from managing natural gas for our own account.
Interstate Transportation and Storage Segment
Interstate natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems, and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 20,090 miles of interstate natural gas pipelines with approximately 20.1 Bcf/d of transportation capacity and another approximately 7,085 miles and 12.3 Bcf/d of transportation capacity through joint venture interests.
Our vast interstate natural gas network spans the United States from Florida to California and Texas to Michigan, offering a comprehensive array of pipeline and storage services. Our pipelines have the capability to transport natural gas from nearly all Lower 48 onshore and offshore supply basins to customers in the Gulf Coast, Southeast, Southwest, Midwest and Northeast United States as well as Canada. Through numerous interconnections with other pipelines, our interstate systems can access virtually any supply or market in the country. As discussed further herein, our interstate transportation and storage segment’s operations are regulated by the FERC, which has broad regulatory authority over the business and operations of interstate natural gas pipelines.
Lake Charles LNG, our wholly owned subsidiary, owns an LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground storage capacity and the regasification facility has a send-out capacity of 1.8 Bcf/d. Lake Charles LNG derives all of its revenue from a series of long-term contracts with a wholly owned subsidiary of Royal Dutch Shell plc (“Shell”).
Lake Charles LNG Export, our wholly owned subsidiary, is developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. Lake Charles LNG Export entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell’s business following the onset of the COVID-19 pandemic. The project will benefit from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets.
During 2022, Lake Charles LNG Export executed six LNG off-take agreements, for an aggregate of nearly 8 million tonnes per annum, including a 20-year LNG agreement with Shell NA LNG LLC. The agreements allow either party to terminate the agreement if Lake Charles LNG Export has not satisfied specified conditions by a specified date. One of those conditions relates to Lake Charles LNG Export making a “final investment decision” to proceed with the construction of the liquefaction facility. To date, the specified dates for satisfying these conditions have been extended by mutual agreement of the parties to the agreements. We have also signed nonbinding letter agreements with several customers for LNG offtake, and we are in discussions with several parties for potential long-term LNG offtake and potential equity investments in the project.
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
Through our midstream segment, we own and operate (through wholly owned subsidiaries or joint venture interests) natural gas gathering pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 11.4 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending and processing of natural gas, and our operations are currently concentrated in major producing basins and shales in Texas, New Mexico, West Virginia, Pennsylvania, Ohio, Oklahoma, Arkansas, Kansas, Louisiana, Montana, North Dakota and Wyoming. Many of our midstream assets are integrated with our intrastate transportation and storage assets as well as our NGL assets.
Our midstream segment’s results are derived primarily from margins we earn from natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems and the natural gas and NGL volumes processed at our processing and treating facilities.

NGL and Refined Products Transportation and Services Segment
Our NGL and refined products operations transport, store and execute acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities as well as strategic offtake locations that provide access to multiple markets.
Our NGL and refined products transportation and services segment includes:
•approximately 5,700 miles of NGL pipelines;
•our Nederland Terminal and connecting pipelines which provide transportation of ethane, propane, butane and natural gasoline from our Mont Belvieu NGL Complex to our Nederland Terminal where these products can be exported;
•our Marcus Hook Terminal which includes fractionation, storage and exporting assets. This facility is connected to our Mariner East Pipeline System, which provides for the transportation of ethane and liquefied petroleum gas (“LPG”) products from western Pennsylvania, West Virginia and eastern Ohio to our Marcus Hook Terminal where these component products can be exported, processed or locally distributed;
•NGL fractionation facilities at our Mont Belvieu NGL Complex with an aggregate capacity of 1.15 MMBbls/d;
•NGL storage facilities at our Mont Belvieu NGL Complex with a working storage capacity of approximately 60 MMBbls; and
•other NGL storage assets with an aggregate storage capacity of approximately 35 MMBbls, including LPG storage assets acquired in connection with the Crestwood acquisition in 2023.
Our NGL pipelines primarily transport NGLs from the Permian Basin, the Barnett and Eagle Ford shales to Mont Belvieu, Texas. In the Northeast, our NGL pipelines transport from the Marcellus and Utica shales to our Marcus Hook Terminal, to customer facilities in Marysville, Michigan and to delivery points on the Canadian border.
In addition to providing storage capacity, our NGL terminalling services also support our liquids blending activities, including the use of our patented butane blending technology. Refined products operations provide transportation and terminalling services through the use of approximately 3,760 miles of refined products pipelines and 37 active refined products marketing terminals. Our refined product marketing terminals are located primarily in the Northeast, Midwest and Southwest United States, with approximately 8 MMBbls of refined products storage capacity. Our refined products operations utilize our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions throughout the United States. The mix of products delivered through our refined products pipelines varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. The products transported in these pipelines include multiple grades of gasoline and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
Revenues in this segment are principally generated from fees charged to customers under dedicated contracts or take-or-pay contracts. Under a dedicated contract, the customer agrees to deliver the total output from particular processing plants that are connected to the NGL pipeline. Take-or-pay contracts have minimum throughput commitments requiring the customer to pay regardless of whether a fixed volume is transported. Fees are market-based, negotiated with customers and competitive with regional regulated pipelines and fractionators. Storage revenues are derived from base storage and throughput fees. This segment also derives revenues from fee-based export activities, the marketing of NGLs as well as processing and fractionating refinery off-gas.
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation (via pipeline and trucking), terminalling as well as acquisition and marketing services to crude oil markets throughout the Southwest, Midwest and Northeast United States. Through our crude oil transportation and services segment, we own and operate (through wholly owned subsidiaries or joint venture interests) approximately 14,500 miles of crude oil trunk and gathering pipelines in the Southwest, Midcontinent and Midwest United States. This segment includes equity ownership interests in seven crude oil pipeline systems: the Bakken Pipeline, Bayou Bridge Pipeline, White Cliffs Pipeline, Maurepas Pipeline, the Permian Express pipelines, Enable South Central Pipeline and the Wink to Webster Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 65 MMBbls, including approximately 30 MMBbls at our Gulf Coast terminal in Nederland, Texas, approximately 18.2 MMBbls at our Gulf Coast terminal on the Houston Ship Channel and approximately 9.5 MMBbls at our Cushing Terminal in Cushing, Oklahoma, among others. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet of crude oil tractor trailers and truck unloading facilities, as well as third-party assets to service crude oil markets principally in the Midcontinent United States.
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
Our crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil. Specifically, the crude oil acquisition and marketing activities include:
•purchasing crude oil at both the wellhead from producers and in bulk from aggregators at major pipeline interconnections and trading locations;
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
Investment in Sunoco LP
Sunoco LP is primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end-user customers at retail sites operated by commission agents. Additionally, it receives rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. Sunoco LP also operates 75 retail stores located in Hawaii and New Jersey.
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
Sunoco LP is the exclusive wholesale supplier of the Sunoco-branded and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,534 company and third-party operated locations throughout the United States and Puerto Rico. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Investment in USAC
USAC provides natural gas compression services throughout the United States, including the Utica, Marcellus, Permian Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil. As of December 31, 2023, USAC had 3.8 million horsepower in its fleet.
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
All Other Segment
Our “All Other” segment includes:
•our gas marketing activities, which optimize basis pricing differentials by purchasing and transporting natural gas, primarily on company owned pipelines, and selling that gas primarily to industrial end-users or to other marketers;
•our commodity marketing company, which focuses primarily on wholesale power trading activities;
•our natural gas compression equipment business, which has operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas;
•our wholly owned subsidiary, Dual Drive Technologies, Ltd., which provides compression services to customers engaged in the transportation of natural gas, including our other segments; and
•subsidiaries involved in the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities.
Asset Overview
The following descriptions include summaries of significant assets within the Partnership’s reportable segments. Amounts, such as capacities, volumes and miles included in the following descriptions are approximate and are based on information currently available; such amounts are subject to change based on future events or additional information.
The map below depicts the major assets of our core businesses, excluding the assets of Sunoco LP, USAC and the businesses in our all other segment. The map below and the maps included within the segment asset descriptions include certain non-wholly owned joint ventures and exclude corporate and field offices and certain assets that are less significant to the Partnership on a consolidated basis.

Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
ET Fuel System (1)	100%	3,150	5.2	11.2
Oasis Pipeline (1)	100%	750	2.0	—
Houston Pipeline (“HPL”) System	100%	3,920	5.3	52.5
ETC Katy Pipeline	100%	460	2.9	—
Regency Intrastate Gas System (“RIGS”)	100%	450	2.1	—
Oklahoma Intrastate Transmission (“OIT”) (1)	100%	2,200	2.4	24.0
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	140	1.4	—
Red Bluff Express Pipeline	70%	120	1.4	—
(1)Includes bi-directional capabilities

The following information describes our principal intrastate transportation and storage assets:
•The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipelines and related natural gas storage facilities. The ET Fuel System has bi-directional capabilities and has many interconnections with pipelines providing direct access to power plants and other intrastate and interstate pipelines. It is strategically located near high-growth production areas and provides access to the three major natural gas trading centers in Texas: the Waha Hub near Pecos, Texas, the Maypearl Hub in Central Texas and the Carthage Hub in East Texas.
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
The Oasis Pipeline is integrated with our gathering system known as the Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis Pipeline enhances the Southeast Texas System by (i) providing access for natural gas gathered on the Southeast Texas System to third-party supply and market points and interconnecting pipelines and (ii) allowing us to bypass our processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.
•The HPL System is an extensive network of intrastate natural gas pipelines, the underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City, Beaumont and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel, Carthage and Agua Dulce as well as our Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2023, we had approximately 17.2 Bcf committed under fee-based arrangements with third parties and approximately 37.0 Bcf stored in the facility for our own account.
•The ETC Katy Pipeline connects three treating facilities, one of which we own, with our gathering system known as Southeast Texas System. The ETC Katy Pipeline serves producers in East and North Central Texas and provides access to the Katy Hub. The ETC Katy Pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System.
•RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
•OIT is a 2,200-mile pipeline system that provides natural gas transportation and storage services to customers in Oklahoma. OIT is a web-like configuration with multidirectional flow capabilities between numerous receipt points and delivery points. OIT delivers natural gas from the Anadarko and Arkoma basins, including the SCOOP, STACK, Cana Woodford, Granite Wash, Cleveland, Tonkawa and Mississippi Lime Shale plays in western Oklahoma to utilities and industrial end-users connected to OIT and to interstate and intrastate pipelines interconnected with OIT. OIT also has two underground natural gas storage facilities in Oklahoma, which operate at a combined capacity of 24 Bcf with a peak withdrawal rate of 0.60 Bcf/d.

•Comanche Trail Pipeline is a 195-mile intrastate pipeline that delivers natural gas from the Waha Hub near Pecos, Texas to the United States/Mexico border near San Elizario, Texas. The Partnership owns a 16% membership interest in and operates Comanche Trail Pipeline.
•Trans-Pecos Pipeline is a 143-mile intrastate pipeline that delivers natural gas from the Waha Hub near Pecos, Texas to the United States/Mexico border near Presidio, Texas. The Partnership owns a 16% membership interest in and operates Trans-Pecos Pipeline.
•The Red Bluff Express Pipeline is an approximately 120-mile intrastate pipeline that runs through the heart of the Delaware Basin and connects certain of our plants as well as third-party plants to the Waha Oasis Header. The Partnership owns a 70% membership interest in and operates Red Bluff Express Pipeline.
•Other intrastate natural gas pipelines include our 630-mile Pelico Pipeline in northern Louisiana and our 167-mile Lobo Pipeline in South Texas.
Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
Florida Gas Transmission (“FGT”)	50%	5,380	4.0	—
Transwestern Pipeline	100%	2,590	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,300	2.8	73.0
Trunkline	100%	2,190	0.9	13.0
Tiger	100%	200	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	765	2.0	—
Stingray Pipeline	100%	335	0.4	—
Rover Pipeline	32.6%	720	3.4	—
Midcontinent Express Pipeline	50%	510	1.8	—

Enable Gas Transmission (“EGT”)	100%	5,700	4.8	29.3
Mississippi River Transmission (“MRT”)	100%	1,675	1.7	48.9
Southeast Supply Header (“SESH”)	50%	290	1.1	—
Gulf Run Pipeline	100%	335	3.0	—
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
•Transwestern Pipeline transports natural gas supply from the Permian Basin, the San Juan Basin and the Anadarko Basin. The system has bi-directional capabilities and can access Texas and Midcontinent natural gas market hubs as well as major western markets in Arizona, Nevada and California. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.
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
•Rover Pipeline is a large diameter pipeline which transports natural gas from processing plants in West Virginia, eastern Ohio and western Pennsylvania for delivery to other pipeline interconnects in Ohio and Michigan, where the gas is delivered for distribution to markets across the United States and to Ontario, Canada.
•Midcontinent Express Pipeline originates near Bennington, Oklahoma and traverses northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline system in Butler, Alabama. The Midcontinent Express Pipeline is owned by a 50/50 joint venture with Kinder Morgan, Inc., the operator of the system.
•EGT provides natural gas transportation and storage services to customers in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas. EGT has two underground storage facilities in Oklahoma and one underground natural gas storage facility in Louisiana. Through numerous pipeline interconnections along the system and at the Perryville Hub, EGT customers have access to Midwest and Northeast markets as well as most of the major natural gas consuming markets east of the Mississippi River.
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
•Gulf Run Pipeline is a large diameter pipeline that runs from the heart of the Haynesville Shale in East Texas and northern Louisiana to the Carthage and Perryville natural gas hubs and other key markets along the Gulf Coast.
Regasification Facility
Lake Charles LNG, our wholly owned subsidiary, owns an LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/d. Lake Charles LNG derives all of its revenue from a series of long-term contracts with a wholly owned subsidiary of Royal Dutch Shell plc (“Shell”).
Liquefaction Project
Lake Charles LNG Export, our wholly owned subsidiary, is developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. Lake Charles LNG Export entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell’s business following the onset of the COVID-19 pandemic. The project will benefit from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. The construction of the liquefaction facility has been approved by FERC. In addition, Lake Charles LNG Export received its wetlands permits from the USACE to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
The export of LNG produced by any liquefaction facility in the United States requires export authorization from the DOE. The NGA requires the DOE to approve applications for LNG exports unless such approval would be “inconsistent with the public interest.” In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”) subject to commencement of exports no later than December 2020. Lake Charles LNG Export applied for an extension of the deadline to commence exports under the Non-FTA Authorization to December 2025 and the DOE approved such extension request in October 2020. Lake Charles LNG Export applied for a second extension of the deadline to commence exports and in April 2023 the DOE denied this request in connection with a new DOE policy related to extension requests. In light of this new policy, in August 2023, Lake Charles LNG Export applied for a new Non-FTA Authorization which, if approved, would provide for a new deadline to commence exports to Non-FTA countries, which deadline would be seven years from the date of such approval. In January 2024, the Biden administration announced a moratorium on the approval of LNG export authorizations by the DOE and instructed the DOE to conduct studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The Biden administration stated that these studies were necessary to enable the DOE to make determinations related to the statutory “public interest” standard. The DOE has stated that these studies will take several months to complete, after which a draft policy statement will be made available for public comment prior to finalizing the policy statement. This process is not expected to be completed prior to the U.S. Presidential election in November 2024.
During 2022, Lake Charles LNG Export executed six LNG offtake agreements, for an aggregate of nearly 8 million tonnes per annum, including a 20-year LNG agreement with Shell NA LNG LLC. The agreements allow either party to terminate the agreement if Lake Charles LNG Export has not satisfied specified conditions by a specified date. One of those conditions relates to Lake Charles LNG Export making a “final investment decision” to proceed with the construction of the liquefaction facility. To date, the specified dates for satisfying these conditions have been extended by mutual agreement of the parties to the agreements. We have also signed nonbinding letter agreements with several customers for LNG offtake, and we are in discussions with several parties for potential long-term LNG offtake and potential equity investments in the project.
During the moratorium imposed by the Biden administration on the approvals of LNG export authorizations by the DOE, Lake Charles LNG Export intends to continue to engage with existing and prospective LNG offtake customers and potential equity investors in the project.

Midstream

Asset Overview
Permian Basin
Midcontinent
South Texas
North Central Texas
Ark-La-Tex
Eastern
Williston Basin
Powder River Basin
Processing

The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas	2,430
Ark-La-Tex	922
North Central Texas	700
Permian Basin	3,428
Midcontinent	2,925
Williston Basin	430
Powder River Basin	345
Eastern	200
The following information describes our principal midstream assets:
South Texas:
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
•We own a 60% interest in Edwards Lime Gathering, LLC, which operates natural gas gathering, compression and treating facilities as well as an oil pipeline and oil stabilization facility in South Texas.
Ark-La-Tex:
•Our Ark-La-Tex assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger pipeline. Our northern Louisiana assets include the Bistineau, Creedence, Tristate, Logansport, Magnolia, Olympia, Amoruso, and Lumberjack systems, which collectively include 11 natural gas treating facilities, with aggregate capacity of 3.1 Bcf/d.
The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in northwest Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, a residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region, and an NGL pipeline that connects to a third party that provides access to the Mont Belvieu market for NGLs produced from our processing plants. Collectively, the six natural gas processing facilities (Dubach, Lincoln, Rosewood, Mt. Olive, Sligo and Waskom) have an aggregate capacity of 0.9 Bcf/d.
Through the gathering and processing systems described above and their interconnections with our intrastate transportation pipelines, we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
North Central Texas:
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
Permian Basin:
•The Permian Basin Gathering System offers wellhead-to-market services to producers in 11 counties in West Texas and two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the Midcontinent and Texas natural gas markets. The NGL market outlets includes our NGL pipeline system. The Permian Basin Gathering System includes 13 processing facilities (Waha, Red Bluff, Halley, Keystone, Tippet, Panther, Rebel, Grey Wolf, Bear, Arrowhead, Carlsbad, Orla I and Orla II) with an aggregate processing capacity of 3.2 Bcf/d and one natural gas conditioning facility with an aggregate capacity of 200 MMcf/d.
•In addition, we own a 50% membership interest in Mi Vida JV LLC, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. We operate the plant and related facilities on behalf of the joint venture. We also own a 50% equity interest in Crestwood Permian Basin LLC, a joint venture which owns the Nautilus natural gas gathering system in West Texas. We operate the gathering system on behalf of the joint venture.
Midcontinent:
•The Midcontinent Systems are located in three large natural gas producing regions in the United States: the Hugoton Basin in southwest Kansas, the Anadarko Basin in the Texas Panhandle and Oklahoma, including the STACK and SCOOP plays, and the Arkoma Basin in eastern Oklahoma and Arkansas. These mature basins have continued to provide generally long-lived, predictable production volumes. Our Midcontinent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Midcontinent Systems include 17 natural gas processing facilities (Mocane, Beaver, Wheeler I,

Sunray, Spearman, Rose Valley, Hopeton, Bradley, McClure, Wheeler II, South Canadian, Clinton, Roger Mills, Canute, Cox City, Wetumka and Grady) with an aggregate capacity of approximately 2.9 Bcf/d.
•We operate our Midcontinent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
•We own the Hugoton Gathering System that has 1,900 miles of pipeline extending across parts of southwest Kansas and northwest Oklahoma. This system is operated by a third party.
•We own a 50% membership interest in Atoka Midstream LLC, which owns a natural gas gathering system in Oklahoma.
Williston Basin:
•We own and operate the Arrow and Rough Rider systems which include natural gas gathering systems and processing facilities (Bear Den and Wild Basin). These processing facilities have an aggregate capacity of 430 MMcf/d. The Arrow and Rough Rider systems are in the core of the Bakken Shale primarily in McKenzie and Dunn Counties, North Dakota, with the Arrow system primarily located on the Fort Berthold Indian Reservation.
Powder River Basin:
•We own and operate the Jackalope rich natural gas gathering system, the Continental Express high-pressure pipeline and the Bucking Horse gas processing facility in Converse County, Wyoming. The Bucking Horse gas processing facility has an aggregate processing capacity of 345 MMcf/d.
Eastern:
•The Eastern region assets are located in eleven counties in Pennsylvania, four counties in Ohio and three counties in West Virginia, which gather natural gas from the Marcellus and Utica shales. Our Eastern region assets include approximately 600 miles of natural gas gathering pipelines, natural gas trunklines and fresh-water pipelines, nine gathering and processing systems and the 200 MMcf/d Revolution processing plant, which feeds into our Mariner East and Rover pipeline systems.
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

NGL and Refined Products Transportation and Services

Asset Overview
Natural Gas Liquids
Refined Products
Storage
Mont Belvieu NGL Complex
Terminals
Processing/Treating
Marcus Hook Terminal
Nederland Terminal

The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Gulf Coast NGL Express	900	—	—
West Texas Gateway	510	—	—
Other Permian Basin NGL	1,600	—	—
Mariner East	680	—	—
Mariner West	450	—	—
Mont Belvieu to Nederland	270	—	—
White Cliffs(1)	540	—	—
Other NGL	750	—	—
Liquids Fractionation and Storage Facilities:
Mont Belvieu NGL Complex	—	1,150	60,000
Spindletop	—	—	8,000
Crestwood	—	—	10,000
ET Geismar Olefins(2)	—	35	—
Hattiesburg	—	—	5,200
Cedar Bayou	—	—	1,600

NGL Terminals:
Nederland	—	—	1,900
Orbit Gulf Coast	—	—	1,200
Marcus Hook	—	—	6,000
Inkster	—	—	860
Refined Products Pipelines:
Eastern region	1,580	—	—
Midcontinent region	480	—	—
Southwest region	590	—	—
Inland	610	—	—
J.C. Nolan Pipeline	500	—	—
Refined Products Terminals:
Eagle Point	—	—	6,700
Marcus Hook Terminal	—	—	930
Marcus Hook Tank Farm	—	—	1,900
Marketing Terminals	—	—	7,700
J.C. Nolan Terminal	—	—	130
(1)The White Cliffs Pipeline consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline.
(2)Additionally, the ET Geismar Olefins off-gas processing facility has inlet volume capacity of 54 MMcf/d.
The following information describes our principal NGL and refined products transportation and services assets:
•Gulf Coast NGL Express is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipelines, with throughput capacity of approximately 900 MBbls/d, that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale and from East Texas to our Mont Belvieu NGL Complex.
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
•The Mont Belvieu to Nederland Pipeline System consists of four pipelines, which deliver export-grade propane, butane, ethane and natural gasoline from our Mont Belvieu NGL Complex to our Nederland Terminal, having a total throughput capacity of approximately 730 MBbls/d. The ethane pipeline is part of the Orbit Gulf Coast joint venture, as described below.
•The White Cliffs NGL pipeline, in which we have 51% ownership interest, transports mixed NGLs produced in the DJ Basin to Cushing, Oklahoma where it interconnects with the Southern Hills Pipeline to move NGLs to Mont Belvieu, Texas and has a throughput capacity of approximately 90 MBbls/d.
•Other NGL pipelines include the 127-mile Justice pipeline, 63-mile Blue Ridge pipeline, the 45-mile Freedom pipeline, the 20-mile Spirit pipeline and a 50% interest in the 87 mile Liberty pipeline. Through our recent acquisition of Crestwood, we also own an undivided interest in 80 MBbls/d of capacity in a segment of the EPIC Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas.
•Our Mont Belvieu NGL Complex is an integrated liquids storage and fractionation facility. The storage facility has approximately 60 MMBbls of salt dome capacity providing 100% fee-based cash flows. The storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, numerous chemical plants, refineries and fractionators.

The fractionation facility includes eight fractionators, which process NGLs delivered from several sources, including our Gulf Coast NGL Express, West Texas Gateway and Justice pipelines.
•Our Spindletop storage facilities, located in Beaumont, Texas, have 8 MMBbls of salt dome capacity.
•Acquired in 2023, Crestwood’s NGL storage assets include 13 LPG terminals which offer 10 MMBbls of storage capacity located in Pennsylvania, South Carolina, Mississippi, Michigan, New York and Indiana, with receipts and deliveries that are supported by both rail cars and third-party pipelines.
Other Crestwood assets include a fleet of rail and rolling stock with approximately 1.6 MMBbls/d of NGL pipeline, terminal and transportation capacity, which also includes rail-to-truck terminals located in Michigan, Indiana, Ohio, New Hampshire, Pennsylvania, New Jersey, New York, Rhode Island, North Carolina, South Carolina and Mississippi.
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
•The Cedar Bayou storage facility is an integrated liquids storage facility with approximately 1.6 MMBbls of tank storage, generating revenues from fixed fee storage contracts, throughput fees and revenue from blending butane into refined gasoline.
•The Nederland Terminal, in addition to crude oil activities, also provides approximately 1.9 MMBbls of storage and distribution services for NGLs delivered from our Mont Belvieu NGL Complex via our Mont Belvieu to Nederland Pipeline System, where such products can be exported via ship.
•The Orbit Gulf Coast joint venture consists of a 70-mile, 20-inch ethane pipeline with a throughput capacity of approximately 200 MBbls/d which delivers from our Mont Belvieu NGL Complex to our Nederland Terminal. It also includes a 180 MBbls/d ethane refrigeration facility and a 1.2 MMBbls storage facility at our Nederland Terminal.
•The Marcus Hook Terminal includes fractionation, terminalling and storage assets with a capacity of approximately 2 MMBbls of NGL storage capacity in underground caverns, 4 MMBbls of above-ground NGL refrigerated storage and related commercial agreements. The terminal has a total active refined products storage capacity of approximately 1 MMBbls. The facility can receive NGLs and refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGL storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Terminal serves as an offtake outlet for our Mariner East Pipeline System.
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
•The J.C. Nolan Pipeline, a joint venture between a wholly owned subsidiary of the Partnership and a wholly owned subsidiary of Sunoco LP, transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, and has a throughput capacity of approximately 36 MBbls/d.

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
•The Eagle Point Terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 7 MMBbls and provides customers with access to the facility via ship, barge, rail and pipeline. The terminal can deliver via ship, barge, rail, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
•The J.C. Nolan Terminal, a joint venture between a wholly owned subsidiary of the Partnership and a wholly owned subsidiary of Sunoco LP, provides diesel fuel storage in Midland, Texas.
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

Crude Oil Transportation and Services

Asset Overview*
Crude Pipelines
Terminals
Major Terminals
Nederland Terminal
Houston Terminal
Midland terminals
Cushing Terminal

*Also includes crude & water gathering assets in the Williston & Permian basins

The following details our pipelines and terminals in its crude oil transportation and services operations:

Description of Assets	Ownership Interest	Miles of Crude Pipeline	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.40%	1,170	—
Energy Transfer Crude Oil Pipeline	36.40%	745	—
Bayou Bridge Pipeline	60%	210	—
West Texas Gulf Pipeline	100.0%	584
Permian Express Pipelines	87.7%	1,004	—
Wattenberg Oil Trunkline	100%	75	360
White Cliffs Pipeline(1)	51%	530	100
Maurepas Pipeline	51%	35	—
Mid Valley Pipeline	100%	1,040	—
Cushing Pipeline	100%	745	—
Wink to Webster Pipeline	5%	642	—
Other, crude gathering and water gathering and disposal	100%	7,700	—
Nederland Terminal	100%	—	30,000
Midland terminals	100%	—	3,000
Marcus Hook Terminal	100%	—	1,000
Houston Terminal	100%	—	18,200
Cushing Terminal	100%	—	9,500
Patoka Terminal	87.7%	—	1,900

Price River Terminal	55%	—	200
Colt Hub	100%	20	1,200
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
Crude Oil Pipelines
Our crude oil pipelines (through wholly owned subsidiaries or joint venture interests) consist of approximately 14,500 miles of crude oil trunk pipelines as well as crude oil and produced water gathering pipelines throughout the Southwest, Midcontinent and Midwest United States. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
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
The Energy Transfer Crude Oil Pipeline consists of approximately 745 miles of mostly 30-inch diameter pipeline from Patoka, Illinois to Nederland, Texas, where the crude oil can be refined or further transported to additional refining markets.
•Bayou Bridge Pipeline. The Bayou Bridge Pipeline is a joint venture between Energy Transfer and a subsidiary of Phillips 66, in which we have a 60% ownership interest and serve as the operator of the pipeline. The Bayou Bridge Pipeline consists of a 30-inch pipeline from Nederland, Texas to Lake Charles, Louisiana, and a 24-inch pipeline from Lake Charles, Louisiana to St. James, Louisiana. Bayou Bridge Pipeline has a capacity of approximately 480 MBbls/d of light and heavy crude oil from different sources to the St. James crude oil hub, which is home to important refineries located in the Gulf Coast region.
•West Texas Gulf Pipeline. West Texas Gulf Pipeline is a 26-inch and 20-inch pipeline system that transports barrels from Colorado City, Texas to Longview, Texas for delivery onto Mid Valley Pipeline and additional delivery points along the Gulf Coast via joint tariff.
•Permian Express Pipelines. The Permian Express pipelines are part of the PEP joint venture and include the Permian Express 1, Permian Express 2, Permian Express 3, Permian Express 4, Permian Longview and Louisiana Access, Longview to Louisiana and Nederland Access pipelines. These pipelines are comprised of crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma and provide takeaway capacity from the Permian Basin, with origins in multiple locations in West Texas.
•White Cliffs Pipeline. White Cliffs Pipeline owns a 12-inch common carrier, crude oil pipeline, with a throughput capacity of 100 MBbls/d, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma.
•Maurepas Pipeline. The Maurepas Pipeline consists of three pipelines, with an aggregate throughput capacity of 460 MBbls/d, which service refineries in the Gulf Coast region.
•Mid Valley Pipeline. The Mid Valley Pipeline originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the Midwest United States.

•Cushing Pipeline. The Cushing Pipeline, acquired as a part of the 2023 Lotus Midstream transaction, consists of two 16-inch crude oil pipelines, providing service from the Permian Basin to Cushing, Oklahoma and to third-party systems in North Texas.
•Wink to Webster Pipeline. The Wink to Webster Pipeline is capable of transporting approximately 1,000 MBbl/d from origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations. Our 5% ownership interest in the Wink to Webster Pipeline was obtained in the 2023 acquisition of Lotus Midstream.
•Crude Gathering and Water Gathering and Disposal. We own integrated crude oil and water gathering systems across multiple basins in the United States.
▪Permian Basin: Our Permian Basin gathering assets in West Texas and eastern New Mexico encompass multiple systems in highly active areas of both the Delaware and Midland basins, with the ability to deliver virtually all gathered crude to major market hubs, including Midland, Wink and Crane, as well as our own long-haul pipelines that provide service to the Gulf Coast and Cushing. Our Permian Basin operations also consist of produced water gathering and disposal services in the Delaware Basin which were acquired in the Crestwood transaction in the fourth quarter of 2023.
▪Williston Basin: Our Williston Basin gathering assets in North Dakota and eastern Montana include several systems, acquired through the Enable and Crestwood acquisitions, built for gathering and transporting crude production from the wellhead to long-haul pipelines, including our Bakken Pipeline. Additionally, we have multiple water gathering systems in the Williston Basin that transport produced water to wholly owned and third-party disposal wells.
▪Midcontinent: Our Midcontinent gathering assets in Oklahoma and Kansas primarily transport wellhead and truck-delivered volumes to several local refineries as well as to Cushing, Oklahoma. A portion of these operations are conducted through Enable South Central Pipeline, a joint venture with a subsidiary of CVR Energy, Inc., which is operated by us and in which we own a 60% membership interest.
Crude Oil Terminals
•Nederland, TX. The Nederland Terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores and distributes crude oil, NGLs, feedstocks, petrochemicals and bunker oils (used for fueling ships and other marine vessels). The terminal currently has a total storage capacity of approximately 30 MMBbls in more than 80 above ground storage tanks with individual capacities of up to 660 MBbls.
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
•Midland, TX. We have two terminals in Midland, Texas, one of which includes approximately 1 MMBbls of crude oil storage and a combined 20 lanes of truck loading and unloading; the terminal provides access to the Permian Express pipelines. The second terminal, obtained in the 2023 acquisition of Lotus Midstream, offers 2 MMBbls of crude oil storage capacity and additional supply and demand connectivity.
•Marcus Hook, PA. The Marcus Hook Terminal can receive crude oil via marine vessel and can deliver via marine vessel and pipeline. The terminal has a total active crude oil storage capacity of approximately 1 MMBbls.
•Houston, TX. The Houston Terminal consists of storage tanks located on the Houston Ship Channel with an aggregate storage capacity of 18.2 MMBbls used to store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship. This facility has five deep-water ship docks on the Houston Ship Channel capable of loading and unloading Suezmax cargo vessels, and seven barge docks that can accommodate 23 barges simultaneously, three inbound crude oil pipelines, two outbound crude oil pipelines connecting to three refineries, and numerous rail and truck loading spots.

•Cushing, OK. The Cushing Terminal has approximately 9.5 MMBbls of crude oil storage. The storage terminal has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas and two-way connections with all of the other major storage terminals in Cushing. The Cushing Terminal also includes truck unloading facilities.
•Patoka, IL. The Patoka Terminal is a tank farm owned by the PEP joint venture and is located in Marion County, Illinois. The facility includes 234 acres of owned land and provides for approximately 1.9 MMBbls of crude oil storage.
•Price River Terminal. The Price River Terminal is a rail terminal joint venture in Carbon County, Utah, capable of transloading local waxy crude production as well as other bulk materials. The terminal has 200 MBbls of heated storage and more than 60 MBbls/d of rail loading capacity.
•Colt Hub. The Colt Hub is located in the heart of the Williston Basin in Williams County, North Dakota. Acquired in 2023 as part of the Crestwood acquisition, the Colt Hub has approximately 1.2 MMBbls of crude oil storage capacity and 160 MBbls/d of rail loading capacity.
Crude Oil Acquisition and Marketing
Our crude oil acquisition and marketing operations are conducted using our assets, which include approximately 378 crude oil transport trucks, 350 trailers, approximately 176 crude oil truck unloading facilities as well as third-party truck, rail, pipeline and marine assets.
Investment in Sunoco LP
Sunoco LP’s fuel distribution and marketing operations are conducted by the following consolidated subsidiaries:
•    Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 40 states throughout the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in over 15 states.
•Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey. Sunoco Retail also leases owned sites to commission agents who sell motor fuels to the motoring public on Sunoco Retail's behalf for a commission.
•Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
•Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands and leases owned sites to commission agents who sell motor fuels to the motoring public on Aloha's behalf for a commission.
•Peerless Oil & Chemicals, Inc. (“Peerless”), a Delaware corporation, is a terminal operator that distributes fuel products to over 100 locations primarily within Puerto Rico.
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it throughout the United States, including Hawaii and Puerto Rico, to:
•75 company-operated retail stores;
•476 independently operated commission agent locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;
•6,828 retail stores operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,600 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s operations also include retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
Investment in USAC
The following details the assets of USAC:
USAC’s modern, standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 87.0% of its total fleet horsepower as of December 31, 2023. The remainder of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.
The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2023:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order (1)	Total Horsepower	Number of Units	Percent of Fleet Horsepower	Percent of Units
Small horsepower
<400	499,752	2,946	—	—	499,752	2,946	13.0%	54.6%

Large horsepower
>400 and <1,000	416,983	715	—	—	416,983	715	10.9%	13.2%
>1,000	2,858,925	1,714	52,500	21	2,911,425	1,735	76.1%	32.2%
Total large horsepower	3,275,908	2,429	52,500	21	3,328,408	2,450	87.0%	45.4%
Total horsepower	3,775,660	5,375	52,500	21	3,828,160	5,396	100.0%	100.0%
(1)As of December 31, 2023, USAC had 21 large horsepower units, consisting of 52,500 horsepower, on order for expected delivery during 2024.
All Other
The following details the significant assets in the “All Other” segment.
Compression
We own Dual Drive Technologies, Ltd, which provides compression services to customers engaged in the transportation of natural gas, including our other segments.
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2023, we owned or controlled approximately 730 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
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
During the year ended December 31, 2023, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation
Regulation of Interstate Natural Gas Pipelines. The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the NGA, the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. FGT, Transwestern, Panhandle, Trunkline, Tiger, Fayetteville Express, Rover, Sea Robin, Midcontinent Express, EGT, MRT, SESH, Stingray, Gulf Run and Southwest Gas transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
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
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005 (the “EPAct of 2005”), it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). In addition, the Federal Trade Commission has the authority under the Federal Trade Commission Act of 1914 and the Energy Independence and Security Act of 2007 to regulate wholesale petroleum markets. With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC, the CFTC and/or the Federal Trade Commission. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties of up to approximately $1.5 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
Failure to comply with the NGA, the EPAct of 2005, the CEA and the other federal laws and regulations governing our operations and business activities can result in the imposition of administrative, civil and criminal remedies.
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
In November 2017, the FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline. In particular, the FERC’s November 2017 order prohibits buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss. Several parties have requested that the FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order. On December 15, 2022, the FERC provided further clarification of its November 2017 order but denied requests for rehearing.
Finally, on December 15, 2022, the FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addresses whether a contract for committed transportation service complies with the Interstate Commerce Act where the only shipper to obtain the committed service is an affiliate of the regulated entity. If adopted, the proposed policy statement would create a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and require a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. This follows a trend of increased scrutiny by FERC on affiliated contracts across all industries regulated by the FERC. Initial comments on the proposed policy statement were due on February 13, 2023. The FERC has taken no further action on the proposed policy statement since that time.
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
Regulation of LNG Liquefaction Facilities and LNG Exports. The design, construction, operation, maintenance and expansion of our liquefaction facilities and the import or export of LNG are highly regulated activities subject to the jurisdiction of the FERC pursuant to the NGA. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates.
In order to site, construct and operate our LNG terminal, we received and are required to maintain authorizations from the FERC under Section 3 of the NGA as well as other material governmental and regulatory approvals and permits. The EPAct of 2005 amended Section 3 of the NGA to establish or clarify the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, unless specifically provided otherwise in the EPAct of 2005 amendments to the NGA. For example, nothing in the EPAct amendments to the NGA were intended to affect otherwise applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals or those of a state acting under federal law.

Several other material governmental and regulatory approvals and permits are required throughout the life of our LNG terminal. Our FERC authorizations require us to comply with certain ongoing conditions and reporting obligations and to maintain other regulatory agency approvals throughout the life of our facilities. For example, throughout the life of our LNG terminal, we are subject to regular reporting requirements to the FERC, PHMSA, and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.
The export of LNG produced by any liquefaction facility in the United States requires export authorization from the DOE. The NGA requires the DOE to approve applications for LNG exports unless such approval would be “inconsistent with the public interest.” In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”) subject to commencement of exports no later than December 2020. Lake Charles LNG Export applied for an extension of the deadline to commence exports under the Non-FTA Authorization to December 2025 and the DOE approved such extension request in October 2020. Lake Charles LNG Export applied for a second extension of the deadline to commence exports and in April 2023 the DOE denied this request in connection with a new DOE policy related to extension requests. In light of this new policy, in August 2023, Lake Charles LNG Export applied for a new Non-FTA Authorization which, if approved, would provide for a new deadline to commence exports to Non-FTA countries, which deadline would be seven years from the date of such approval. In January 2024, the Biden administration announced a moratorium on the approval of LNG export authorizations by the DOE and instructed the DOE to conduct studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The Biden administration stated that these studies were necessary to enable the DOE to make determinations related to the statutory “public interest” standard. The DOE has stated that these studies will take several months to complete, after which a draft policy statement will be made available for public comment prior to finalizing the policy statement. This process is not expected to be completed prior to the U.S. Presidential election in November 2024.
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
As of December 31, 2023 and 2022, accruals of $277 million and $282 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities for estimated environmental liabilities.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of ETC Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $213 million and $219 million at December 31, 2023 and 2022, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by ETC Sunoco, closed and/or sold refineries and other formerly owned sites. We have established a wholly owned captive insurance company for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2023, the captive insurance company held $140 million of cash and investments.
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
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $277 million in environmental accruals as of December 31, 2023.
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
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the United States Corps of Engineers (“USACE”) published a final rule attempting to clarify the federal jurisdictional reach over “waters of the United States” (“WOTUS”), but legal challenges to this rule followed. In January 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, the January 2023 rule was challenged and is currently enjoined in 27 states. Separately, in May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which used the “continuous surface connection” test to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023; however, the September 2023 rule did not define the term “continuous surface connection.” Due to the injunction, implementation of the rule currently varies by state, and it remains unclear how broadly the agencies will interpret the term “continuous surface connection.” As a result of these developments, the scope of jurisdiction under the Clean Water Act is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Additionally, for over 35 years, the USACE has authorized construction, maintenance, and repair of pipelines under a streamlined Nationwide Permit (“NWP”) program. From time to time, environmental groups have challenged the NWP program, and, in April 2020, the U.S. District Court for the District of Montana determined that NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects under the permit. In January 2021, the EPA and USACE issued a final rule reissuing and restricting NWP 12 to oil and gas pipelines and creating a new nationwide permit to authorize certain dredge and fill activities associated with utility lines conveying other substances such as brine, potable water, wastewater, and other substances excluding oil, natural gas, products derived from oil or natural gas, and electricity. The Biden Administration was asked to examine the final rule. Additionally, an October 2021 decision by the District Court for the Northern District of California resulted in the vacatur of a 2020 rule revising the Clean Water Act Section 401 certification process, following which, in November 2021, USACE announced that it has temporarily suspended finalization of certain permitting decisions, including under NWP 12, that rely on a Section 401 certification or waiver under the 2020 rule. This vacatur was subsequently stayed by the U.S. Supreme Court in April 2022, and the EPA published a final rule to update and replace the relevant regulations in September 2023. We could face significant delays and financial costs if we must obtain individual permit coverage from USACE for our projects as a result of any future actions.
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
Climate Change. Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime, and, in the United States, President Biden has announced that he intends to pursue substantial reductions in GHG emissions, particularly from the oil and gas sector. For example, on January 27, 2021, President Biden signed an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, an increase in the production of offshore wind energy, and an increased emphasis on climate-related risks across government agencies and economic sectors. On January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending DOE review of the underlying analyses for authorizations. Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration

(“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA removed natural gas transmission and storage operations from this sector and rescinded the methane-specific requirements of the rule for production and processing facilities. However, Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in December 2023, the EPA issued a final rule that established OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for the crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes will have to comply with specific standards of performance that include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The December 2023 rule also establishes a “super-emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules could be substantial. GHG emission standards, including methane emissions imposed on the oil and gas sector, could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding emission reduction goals every five years beginning in 2020. Although the United States withdrew from the Paris Agreement under the Trump administration, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”) during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. In December 2023, at the 28th Conference of the Parties (“COP28”), the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, although no timeline for doing so was set.
President Biden’s January 2021 climate change executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. As noted above, a separate executive order issued in January 2021 established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group has not yet published its final recommendations. However, in September 2023, President Biden issued an executive order directing agencies to consider the Working Group’s social cost of a project’s greenhouse gases when conducting environmental reviews of major federal actions.

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
We recognize the need to decrease emissions and integrate alternative energy sources into our operations, and we actively pursue economically beneficial opportunities to reduce our environmental footprint throughout our operations. Protecting public health and the environment is the primary initiative of our environmental management teams, both in the construction and operation of our assets. These teams have worked to reduce our emissions and minimize our environmental impact. Some examples of our teams’ efforts include:
•in our natural gas compression business, the use of our proprietary dual-drive technology, which offers the ability to switch compression drivers between an electric motor and a natural gas engine, allowed us to reduce our emissions of nitrogen oxide, carbon monoxide, CO2 and VOCs;
•the installation of approximately 12,000 low-emission pneumatic devices throughout our pipeline systems has allowed us to safely and efficiently adjust and control our operations and reduce methane emissions;
•the voluntary installation of thermal oxidizers, which destroy VOCs and convert methane to CO2 (a less carbon-intense GHG), thereby reducing VOC and methane emissions by 98% or more at many of our more than 50 natural gas processing and sweetening plants;
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
Powering our assets through renewable energy sources is an established part of our operations where it is economically viable to do so. We have reduced our carbon footprint by using a diversified mix of energy sources, including solar and wind power to generate electrical power. The percentage of electrical energy we purchase on a given day originating from solar and wind sources is approaching 20%. Since 2019, we have entered into dedicated solar contracts to purchase 148 megawatts of solar power to support the operations of our assets. We also operate approximately 18,000 solar panel-powered metering stations across the United States.
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
Natural Resource Reviews. The National Environmental Policy Act (“NEPA”) provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act, often requiring coordination with numerous governmental authorities. The NEPA review process can be lengthy and subjective, resulting in delays in obtaining federal approvals for projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. In July 2020, the Council on Environmental Quality (“CEQ”) issued final revisions to NEPA regulations that seek to conform the scope of direct, indirect, and cumulative impact analyses for proposed projects subject to NEPA with existing case law. However, in October 2021, the CEQ published a proposed rule to restore, in general, NEPA regulations that were in effect before being modified by the 2020 revisions. This rule was finalized in April 2022, and CEQ issued additional proposed revisions to NEPA regulations in July 2023. More stringent environmental impact analyses under or third-party challenges with respect to the sufficiency of any environmental impact statement or assessment prepared pursuant to NEPA could adversely impact such projects in the form of delays or increased compliance and mitigations costs.
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

On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to Indian Country within the state except: Indian allotments to which Indians titles have not been extinguished; lands that are held in trust by the United States on behalf of any Indian or Tribe; lands that are owned in fee by any Tribe where title was acquired through a treaty with the United States to which such tribe is a party and that have never been allotted to any citizen or member of such Tribe. The approval extends the State’s authority for existing EPA-approved regulatory programs to all lands within the State to which the State applied such programs prior to the U.S. Supreme Court’s ruling in McGirt. However, several Tribes expressed dissatisfaction with the consultation process performed in relation to this approval, and, in December 2021, the EPA proposed to withdraw and reconsider the October 2020 decision. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from the EPA. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved.
Human Capital Management
As of December 31, 2023, Energy Transfer and its consolidated subsidiaries employed an aggregate of 13,786 employees, 1,422 of which are represented by labor unions. We believe that our relations with our employees are good.
Our employees are our greatest asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values and that respects all people and cultures, promotes safety, and focuses on the protection of public health and being a good steward of the environment.
Ethics and Values. We are committed to operating our business in a manner that honors and respects all people and the communities in which we do business. We recognize that people are our most valued resource, and we are committed to hiring and investing in employees who strive for excellence and live by our core values: working safely, corporate stewardship, ethics and integrity, entrepreneurial mindset, our people, excellence and results, and social responsibility. We value our employees for what they bring to our organization by embracing those from all backgrounds, cultures, and experiences. We also believe that the keys to our successes have been the cultivation of an atmosphere of inclusion and respect within our family of partnerships and sustaining organizations that promote diversity and provide support across all communities in which we do business. These are the principles upon which we build and strengthen relationships among our people, our stakeholders, and those within the communities in which we do business.
Respecting All People and All Cultures. We believe strict adherence to our Code of Business Conduct and Ethics is not only right, but is in the best interest of the Partnership, its Unitholders, its customers, and the industry in general. In all applicable instances, the policies of the Partnership require that the business of the Partnership be conducted in a lawful and ethical manner. Every employee acting on behalf of the Partnership must adhere to these policies. Please refer to “Item 10. Directors, Executive Officers and Corporate Governance” for additional information on our Code of Business Conduct and Ethics.
Commitment to Public Health, Safety and the Environment. Protecting public health and being a good steward of the environment is an important initiative for our environmental management teams, both in the construction and operation of our assets. These teams consist of environmental engineers, scientists and geologists who seek to responsibly and efficiently reduce emissions associated with our operations, be a good steward of the land, water and air in the areas where we operate, and remain in compliance with all applicable regulations. Our environmental, health and safety department’s more than 200 environmental and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization by identifying continuous training for personnel, including training that is required by applicable laws, regulations, standards, and permit conditions. It is our policy to communicate our safety standards and expectations to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Our safety culture aims to promote an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness. Energy Transfer’s goal is operational excellence, which means an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. We believe that the OSHA Total Reportable Incident Rate (“TRIR”) is a key performance indicator that we use to evaluate our safety programs. TRIR can provide companies with a look at their safety record performance for the year by calculating the number of recordable injury and illness incidents per 200,000 hours worked. Our TRIR was 0.77 for 2023, out of approximately 18.9 million hours worked during the year, compared to a TRIR of 1.01 for 2022. We believe the Partnership’s low TRIR speaks to the Partnership’s investment in and focus on safety and environmental compliance as well as the reliability of our assets.

For additional information on our Human Capital Management initiatives, please see our Corporate Responsibility Report available on our website at http://www.energytransfer.com/corporate-responsibility. Please note that the preceding internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such internet address or contained on our website in general is intended or deemed to be incorporated by reference in this report.
SEC Reporting
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the SEC. From time to time, we may also file registration statements and related documents pertaining to equity or debt offerings. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We provide electronic access, free of charge, to our periodic and current reports, and amendments to these reports, on our internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.

ITEM 1A. RISK FACTORS
The following is a summary of important risk factors that are specific to our business, industry and partnership structure that could materially impact our future performance and results of operations. These risk factors should be reviewed when considering an investment in our securities. These are not all the risks we face. Other factors that we face in the ordinary course of business that are currently considered immaterial or that are currently unknown to us may impact our future operations.
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
•climate change legislation or regulations restricting emissions of GHGs, limiting oil and gas leases on federal lands, discouraging oil and gas development or otherwise increasing our or our customers’ costs;
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
•tax-exempt entities and non-U.S. Unitholders face unique tax issues from owning our units that may result in adverse tax consequences to them; and
•the treatment of Energy Transfer Preferred Units is uncertain and distributions on Energy Transfer Preferred Units (other than Series I Preferred Units) may not be eligible for the 20% deduction for qualified publicly traded partnership income.

Risk Factor Discussion
The following discussion provides additional information regarding each of our risk factors listed above. In addition, Sunoco LP and USAC file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information.
Risk Relating to the Partnership’s Business
Results of Operations and Financial Condition
Our cash flow depends primarily on the cash distributions we receive from our subsidiaries, as well as our partnership interests in Sunoco LP and USAC, including the IDRs in Sunoco LP and, therefore, our cash flow is dependent upon the ability of our subsidiaries, Sunoco LP and USAC to make distributions in respect of those partnership interests.
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
•the impact of weather, geopolitical events such as the armed conflict in Ukraine and political instability in the Middle East, public health crises, and other events of nature on the demand for natural gas, NGLs, refined products and oil;
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
The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining throughout 2023. A sustained increase in inflation may continue to increase our costs for labor, services, and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our producer suppliers and customers face inflationary pressures and resulting impacts, such as the tight labor market, availability of drilling and hydraulic fracturing equipment, and supply chain disruptions, which could increase the cost of production which in turn may limit the level of drilling activity in the regions in which we operate. Our throughput volumes may be impacted if producers are constrained. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our results of operations and financial condition.
Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve indicated in December 2023 that it may reduce benchmark interest rates in 2024, the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2023, our consolidated balance sheet reflected $4.02 billion of goodwill and $6.24 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
During 2023, two customers accounted for approximately 36% of our intrastate transportation and storage revenues. During 2023, four customers collectively accounted for 30% of our interstate transportation and storage revenues.
Certain of our joint ventures also depend on key customers. Citrus has long-term agreements with its top two customers which accounted for 52% of its 2023 revenue. For the Trans-Pecos and Comanche Trail pipelines, a single customer is the primary shipper.
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
As of December 31, 2023, approximately 10% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Our information technology and infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service attacks, ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error or malfeasance by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, work-from-home arrangements may present additional operational and cybersecurity risks to our information technology infrastructure and physical assets.
We and certain of our service providers have, from time to time, been subject to cyber attacks and security incidents. The frequency and magnitude of cyber attacks is increasing and attackers are becoming more sophisticated. Cyber attacks, including, but not limited to, malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, are evolving. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Breaches of our information technology infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, data loss or corruption, misdirected wire transfers, an inability to maintain our books and records or an inability to prevent environmental damage, any or all of which could, in turn, have a material adverse effect on our operations, financial position and results of operations. A successful cyber attack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, significant litigation costs, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, or loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity and data privacy laws or regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.
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
As of December 31, 2023, we had approximately $52.39 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:
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
As a result of Sunoco LP’s previously announced acquisition of NuStar, which is expected to close in the second quarter of 2024, Sunoco LP expects to assume NuStar’s debt and issue additional debt, aggregating approximately $4.2 billion. This additional debt may accelerate any of the risks discussed above.

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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates, including the significant increases in prevailing interest rates as a result of changes in federal monetary and fiscal policy. Approximately $3.29 billion of our consolidated debt as of December 31, 2023 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates.
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
•because of recent heightened antitrust focus in the energy industry creating potential risk, expense and delays in connection with prospective acquisitions and consolidations; or
•because we are outbid by competitors, particularly as a trend of consolidation within the energy industry continues, some of which are substantially larger than us and have greater financial resources and lower costs of capital then we do.
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
Capital projects may require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.
We may fund our growth capital expenditures, including any new pipeline construction projects and improvements or repairs to existing facilities that we may undertake, with proceeds from sales of our debt and equity securities and borrowings under our revolving credit facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms satisfactory to us, or at all. If we are required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans.
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
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first-ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.
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
The liquefaction project is dependent upon securing long-term contractual arrangements for the offtake of LNG on terms sufficient to support the financial viability of the project.
Lake Charles LNG Export, our wholly owned subsidiary, is in the process of developing a liquefaction project at the site of our existing regasification facility in Lake Charles, Louisiana. The project would utilize existing dock and storage facilities owned by us located on the Lake Charles site. The parties’ determination as to the feasibility of the project will be particularly dependent upon the prospects for securing long-term contractual arrangements for the offtake of LNG which in turn will be dependent upon supply and demand factors affecting the price of LNG in foreign markets. The financial viability of the project will also be dependent upon a number of other factors, including the expected cost to construct the liquefaction facility, the terms and conditions of the financing for the construction of the liquefaction facility, the cost of the natural gas supply, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia). Some of these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that the parties will determine to proceed to develop this project.
The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
In December 2015, the FERC authorized Lake Charles LNG Export to site, construct and operate the liquefaction project subject to various condition, including a condition requiring all phases of the liquefaction project to be completed and in-service within five years of the date of the FERC authorization order. The order also requires the modifications to our Trunkline pipeline facilities that connect to our Lake Charles facility and additionally requires execution of a transportation contract for natural gas supply to the liquefaction facility prior to the initiation of construction of the liquefaction facility. In December 2019, the FERC granted an extension of time until and including December 16, 2025, to complete construction of the liquefaction project and pipeline facilities modifications and place the facilities into service. In May 2022, the FERC granted a second extension of time until and including December 16, 2028 to complete construction of the liquefaction facilities modifications and place the facilities into service.
The export of LNG produced by any liquefaction facility in the United States requires export authorization from the DOE. The NGA requires the DOE to approve applications for LNG exports unless such approval would be “inconsistent with the public interest.” In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”) subject to commencement of exports no later than December 2020. Lake Charles LNG Export applied for an extension of the deadline to commerce exports under the Non-FTA Authorization to December 2025 and the DOE approved such extension request in October 2020. Lake Charles LNG Export applied for a second extension of the deadline to commence exports and in April 2023 the DOE denied this request in connection with a new DOE policy related to extension requests.
In light of this new policy, in August 2023, Lake Charles LNG Export applied for a new Non-FTA Authorization which, if approved, would provide for a new deadline to commence exports to Non-FTA countries, which deadline would be seven years from the date of such approval. In January 2024, the Biden administration announced a moratorium on the approval of LNG export authorizations by the DOE and instructed the DOE to conduct studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The Biden administration stated that these studies were necessary to enable the DOE to make determinations related to the statutory “public interest” standard. The DOE has stated that these studies will take several months to complete, after which a draft policy statement will be made available for public comment prior to finalizing the policy statement. This process is not expected to be completed prior to the U.S. Presidential election in November 2024.
Based on this action by the Biden administration, there is uncertainty as to the ultimate determinations by the DOE with respect to whether the export of LNG from a specific liquefaction facility, such as the proposed Lake Charles LNG facility, will be considered “not inconsistent with the public interest,” the applicable standard for approval under the NGA. Accordingly, there can be no assurance as to whether Lake Charles LNG Export will receive approval of its application for a Non-FTA Authorization.
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
In addition, we may experience increased competition for the assets we purchase or contemplate purchasing. Increased competition for a limited pool of assets could result in us losing to other bidders more often or acquiring assets at higher prices, both of which would limit our ability to fully execute our growth strategy. Inability to execute our growth strategy may materially adversely impact our results of operations.

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
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. Additionally, several candidates for political office in both state and federal government have announced intentions to impose greater restrictions on hydraulic fracturing or produced water disposal. For example, on January 27, 2021, the Biden Administration issued an executive order temporarily suspending the issuance of new authorizations, and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters (but not tribal lands that the federal government merely holds in trust). The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, followed by a permanent injunction in August 2022, effectively halting implementation of the leasing suspension. Relatedly, the Department of the Interior (“DOI”) released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. In 2022, the recommendations in this report resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate, and in 2023, the DOI proposed a rule to modernize the fiscal terms of the leasing program. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business. Separately, in November 2022, the BLM proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the BLM finds that an operator’s methane waste minimization plan is insufficient. In addition, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conservation Commission) adopted new rules to cover a variety of matters related to public health, safety, welfare, wildlife, and environmental resources, and is considering draft rules regarding the cumulative impacts of oil and gas projects; most significantly, these rule changes establish more stringent setbacks (2,000-foot, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring even greater setbacks. While the final impacts of these developments cannot be predicted, the adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our financial condition or results of operations.
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
The District Court scheduled a status conference for February 10, 2021 to discuss the impact of the Court of Appeals’ ruling on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed in light of the Court of Appeals’ recent vacatur ruling. USACE filed a motion for a continuance of the status conference until April 9, 2021, and this motion was approved by the District Court on February 9, 2021. Dakota Access and the Tribes filed their supplemental declarations on April 19, 2021 and April 26, 2021, respectively. On April 26, 2021, the District Court requested that USACE advise it by May 3, 2021 as to USACE’s current position, if it has one, with respect to the motion. On May 3, 2021, USACE advised the District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. The USACE also advised the District Court that it expected that the EIS will be completed by March 2022. On May 21, 2021 the District Court denied the plaintiffs’ request for an injunction. The District Court further directed the parties to file a joint status report by June 11, 2021 concerning potential next steps in the litigation. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. On January 20, 2022, the Standing Rock Sioux Tribe withdrew as a cooperating agency on the draft EIS, prompting the USACE to temporarily pause on the draft EIS. On September 8, 2023, the USACE published the Draft EIS. Comments to the Draft EIS were due on December 13, 2023. The USACE anticipates that a Final EIS and Record of Decision would be issued in 2024. For further information, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this annual report.
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
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which has been protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order.
On July 1, 2022, Transwestern filed a rate case pursuant to Section 4 of the NGA. By order dated September 9, 2022, a procedural schedule was adopted in this proceeding, setting the commencement of the hearing for June 22, 2023 with an initial decision anticipated by November 15, 2023. By a subsequent order dated February 14, 2023, the procedural schedule was suspended based on representations that the participants have reached an agreement in principle to resolve all issues in this proceeding and a settlement is being prepared for filing at FERC. A settlement was filed with the FERC on April 5, 2023, and approved by order dated June 30, 2023.
On December 1, 2022, Sea Robin filed a general rate proceeding under Section 4 of the NGA reflecting a general rate increase for gathering and transportation services. A hearing in the proceeding is scheduled for October 24, 2023 with an initial decision anticipated by March 19, 2024. The parties have reached a settlement in the case, and the settlement was filed with the FERC on December 29, 2023.
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
The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018 (“2018 NOI”) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (“1999 Policy Statement”), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the NGA. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022. On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certificate of New Interstate Natural Gas Facilities and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“2022 Policy Statements”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Policy Statements as draft policy statements, and requested further comments. The FERC stated that it will not apply the now draft 2022 Policy Statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Policy Statements were due on April 25, 2022, and reply comments were due on May 25, 2022. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Policy Statements that might affect our natural gas pipeline or LNG facility projects, or when such new policies, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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
Uncertainty about the future course of regulation continues to exist following the change in U.S. presidential administrations in January 2021. Upon taking office, the Biden Administration issued an executive order directing all federal agencies to review and take action to address any federal regulations promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, several regulatory developments have occurred, but it remains unclear the degree to which this will continue . The executive order also established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group’s interim estimate of the social cost of carbon has been subject to litigation in 2022, but is in use while litigation is pending. The EPA has also separately developed its own proposal for a social cost of carbon, which is significantly higher than that proposed by the Working Group. The EPA’s proposal is currently undergoing independent peer review and is not yet in use by the agency. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas and, in turn, have a material adverse effect on our business, financial condition or results of operations.
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
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime, and, in the United States, President Biden has announced that he intends to pursue substantial reductions in GHG emissions, particularly from the oil and gas sector. For example, on January 27, 2021, President Biden signed an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, an increase in the production of offshore wind energy, and an increased emphasis on climate-related risks across government agencies and economic sectors. In August 2022, the IRA 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the federal Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The IRA 2022 imposes a methane emissions charge on sources required to report their GHG emissions to the EPA, which started in calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022.Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA finalized amendments to Subpart OOOOa that rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs. In addition, the rulemaking removes from the oil and natural gas category the natural gas transmission and storage segment. However, Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in December 2023, the EPA issued a final rule that established OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities, Owners or operators of affected emission units or processes will have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The December 2023 rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, triggering certain response and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. Fines and penalties for violations of these rules can be substantial. Several states have also adopted, or are considering, adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations or those of our customers as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding GHG emission reduction goals every five years beginning in 2020. Although the United States withdrew from the Agreement under the Trump administration, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at COP26 during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At the 27th Conference of the Parties in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase-out of fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. In December 2023, at COP28, parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. Although no timeline to phase out or phase down all fossil fuels has been made, there can be no guarantees that countries will not seek to implement a timeline in the future.
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

There are also increasing financing risks for fossil fuel energy companies, as various investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing for fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it has joined NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the United States’ largest banks will participate in a pilot climate scenario analysis exercise, which launched in early 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. While we cannot predict what polices may result from these developments, such efforts could make it more difficult for exploration and production companies and midstream companies, like us, to secure funding as well as negatively affect the cost of, and terms for, financings to fund growth projects or other aspects of our business. Additionally, in March 2022 the SEC released a proposed rule requiring climate disclosures, which is expected to be finalized in 2024. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
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
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. Separately, in April 2023, BOEM and BSEE published a final rule regarding financial assurance requirements for offshore leases, particularly regarding requirements for bonds above base amounts prescribed by regulation. In June 2023, BOEM issued a notice of proposed rulemaking seeking to modify its criteria for determining bonds and financial assurance for offshore oil and gas lessees and other operators, which generally imposes more stringent requirements for waiving supplemental bonding requirements and changes how BOEM calculates the amount of supplemental financial assurance required, amongst other matters. At this time, we cannot determine with any certainty the amount of any additional financial assurance that may be ordered by BOEM and required of us in the future, or that such additional financial assurance amounts can be obtained. The final publication or implementation of this rule, as well as any new rules, regulations, or legal initiatives, could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. Separately, in January 2021, the Biden Administration issued orders temporarily suspending the issuance of new authorizations and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021 and permanent injunction in August 2022, effectively halting implementation of the leasing suspension. Additionally, provisions in the IRA 2022 require that particular offshore oil and gas lease sales under the 2017 – 2022 leasing program proceed, and the DOI has reinstated or announced plans for those sales. In September 2023, the DOI published a proposed final offshore leasing program for 2024 – 2029, which was then approved by the Secretary of the Interior and authorized three Gulf of Mexico leasing sales. Relatedly, the DOI released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business and adversely impact our business. For example, in 2023, the DOI proposed a rule to modernize the fiscal terms of the leasing program, increase costs associated with such leases and add new criteria for the DOI to consider when deciding whether to lease nominated lands. The Biden Administration also published an order calling for an increase in the production of offshore wind energy, which may impact the use of federal waters. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
Our common units, Series E Preferred Units and Series I Preferred Units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our Unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
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
Through his controlling interest in our general partner, Kelcy Warren owns all of the outstanding Energy Transfer Class A Units, which represents an approximately 20% voting interest in the Partnership. Under the terms of the Energy Transfer Class A Units, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to the general partner additional Energy Transfer Class A Units such that Mr. Warren maintains a voting interest in the Partnership that is equivalent to his voting interest in the Partnership with respect to such Energy Transfer Class A Units (approximately 20%) prior to such issuance of common units. As a result, Mr. Warren is partially protected against the dilutive effect of additional common unit issuances by the Partnership with respect to voting. As of December 31, 2023, the Partnership had outstanding 833,486,004 Energy Transfer Class A Units.

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
If our Unitholders are dissatisfied with the general partner’s performance, they have limited ability to remove the general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner; however, Mr. Warren owns a significant number of common units and, through his controlling interest in the general partner, owns all of the outstanding Energy Transfer Class A Units, which vote together with the common units and entitle the holders of the Energy Transfer Class A Units to maintain the voting percentage in Energy Transfer represented by such Energy Transfer Class A Units as of the date the initial Energy Transfer Class A Units were issued (approximately 20%) any time new common units are issued. As of February 9, 2024, Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%. As a result of this and other limitations, it may be more difficult to remove the general partner.
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
If at any time our general partner and its affiliates own more than 90% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2023, the directors and executive officers of our general partner owned approximately 10% of our Common Units.
Our Subsidiaries
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than the partnership interests and the equity in our subsidiaries. As a result, our ability to pay distributions to our Unitholders and to service our debt depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state partnership laws and other laws and regulations. In particular, our Five-Year Credit Facility, limits our and certain of our subsidiaries’ ability to make distributions. If we are unable to obtain funds from our subsidiaries, we may not be able to pay distributions to our Unitholders or to pay interest or principal on our debt when due.
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
Energy Transfer indirectly owns all of the IDRs of Sunoco LP. These IDRs entitle the holder to receive increasing percentages of total cash distributions made by Sunoco LP as such entity reaches established target cash distribution levels as specified in its partnership agreement. Energy Transfer currently receives its pro rata share of cash distributions from Sunoco LP based on the highest sharing level of 50% in respect of the Sunoco LP IDRs.
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
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels, improvements in fuel efficiency or a material shift toward electric or other alternative-power vehicles, in the areas Sunoco LP serves would reduce their ability to make distributions to its unitholders.
For the year ended December 31, 2023, sales of refined motor fuels accounted for approximately 98% of Sunoco LP’s total revenues and 69% of gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders, including Energy Transfer. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. For example, in December 2021, the Biden Administration announced revised GHG emissions standards for light-duty vehicle fleets for Model Years 2023-2026, which some manufacturers may meet by increasing fuel efficiency or increasing the prevalence of zero-emissions vehicles in their fleets. The Biden Administration has also set a goal for federal vehicle acquisitions to be 100% zero-emissions vehicles by 2035, which may further influence the composition of vehicle fleets. Laws such as the Bipartisan Infrastructure Act and the IRA 2022 allocate funds to the development of electric vehicle infrastructure and provide incentives for consumers and manufacturers related to their use or development of electric vehicles, and the adoption rate of electric vehicles in the U.S. has continued to accelerate, with projections for the future rate of adoption in some reports more than doubling in recent years. Any of these actions could result in fewer visits to convenience stores or independently operated commission agents and dealer locations, a reduction in demand from their wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to its unitholders.
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
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 33% of the company, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
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
If third-party pipelines and other facilities interconnected to Sunoco LP’s fuel storage terminals and transmix processing facilities become partially or fully unavailable to transport refined products, Sunoco LP’s revenues could be adversely affected.
Sunoco LP depends upon third-party pipelines and other facilities that provide delivery options to and from its fuel storage terminals and transmix processing facilities. Since Sunoco LP does not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within Sunoco LP’s control. If any of these third-party facilities become partially or fully unavailable, or if the quality specifications for their facilities change so as to restrict our ability to utilize them, Sunoco LP’s financial condition and results of operations could be adversely affected.
The third parties on whom Sunoco LP relies for transportation services to its fuel storage terminals and transmix processing facilities are subject to complex federal, state, and other laws that could adversely affect Sunoco LP’s financial condition and results of operations.
The operations of the third parties on whom Sunoco LP relies for transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that Sunoco LP pays for services. Similarly, a failure to comply with such laws and regulations by the third parties could have a material adverse effect on Sunoco LP’s financial condition and results of operations.
Failure of Sunoco LP to complete its acquisition of NuStar and successfully integrate the businesses of Sunoco LP and NuStar in the expected time frame could negatively impact the price of Sunoco LP’s common units and have a material adverse effect on its results of operations, cash flows and financial position.
If Sunoco LP’s acquisition of NuStar is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or Sunoco LP’s unitholders failing to approve the applicable proposals, the anticipated benefits of the acquisition may not be realized or may take longer to realize than expected. The success of the merger will depend, in part, on the ability of Sunoco LP to realize the anticipated benefits from combining its business and NuStar. If Sunoco LP and NuStar are unable to successfully combine their businesses, the anticipated benefits of the merger may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
Additionally, Sunoco LP would be subject to a number of risks, including the following:
•negative reactions from the financial markets, including negative impacts on the price of Sunoco LP’s common units;
•negative reactions from Sunoco LP’s customers, distributors, suppliers, vendors, landlords, joint venture partners and/or other business partners;
•Sunoco LP will still be obligated to pay certain significant costs relating to its acquisition of NuStar, such as legal, accounting, financing, advisory and/or printing fees;
•Sunoco LP may be obligated to pay a termination fee as required by the merger agreement governing the acquisition;
•the merger agreement governing the acquisition places certain restrictions on the conduct of Sunoco LP’s business, which may delay or prevent the undertaking of business opportunities that, absent the merger agreement governing the acquisition, may have been pursued;
•matters relating to Sunoco LP’s acquisition of NuStar (including integration planning) require substantial commitments of time and resources by Sunoco LP’s management, which may have resulted in the distraction from ongoing business operations and pursuing other opportunities that could have been beneficial;
•litigation related to any failure of Sunoco LP to complete its acquisition of NuStar or related to any enforcement proceeding commenced against Sunoco LP to perform its respective obligations under the merger agreement governing the acquisition; and
•loss of key employees, the disruption of each of Sunoco LP’s and NuStar’s ongoing businesses and relationships with customers, or inconsistencies in their standards, controls, procedures and policies.
If the acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on Sunoco LP’s results of operations, cash flows, financial position and/or price of its common units.
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
USAC’s contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC’s customers upon notice as provided for in the applicable contract. For the year ended December 31, 2023, approximately 22% of USAC’s compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on USAC’s business, results of operations, financial condition and cash available for distribution.
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
The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing United States federal income tax laws that affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while Unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.
In addition, the U.S. Department of the Treasury has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to United States federal income tax laws or the U.S. Department of the Treasury’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
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
If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to each Unitholder and former Unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders and former Unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced.
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
Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from United States federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is generally limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income.
If our “business interest” is subject to limitation under these rules, our Unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
The treatment of Energy Transfer Preferred Units is uncertain, and distributions on Energy Transfer Preferred Units (other than Series I Preferred Units) may not be eligible for the 20% deduction for qualified publicly traded partnership income.
The tax treatment of our Preferred Units is uncertain. With respect to Preferred Units (other than Series I Preferred Units), we will treat Preferred Unitholders as partners for tax purposes and will treat distributions on such Preferred Units as guaranteed payments for the use of capital that will generally be taxable to such Preferred Unitholders as ordinary income. Preferred Unitholders of our Preferred Units (other than Series I Preferred Units) will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution). Otherwise, except in the case of our liquidation, Preferred Unitholders of our Preferred Units (other than Series I Preferred Units) are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to such Preferred Unitholders. If the Energy Transfer Preferred Units (other than Series I Preferred Units) were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to Preferred Unitholders.
Although we expect that much of the income we earn will be eligible for the 20% deduction for qualified publicly traded partnership income for taxable years beginning after December 31, 2025, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result income attributable to a guaranteed payment for use of capital recognized by holders of our Preferred Units is not eligible for the 20% deduction for qualified business income.
With respect to Series I Preferred Units, we will treat distributions as distributions to a partner and will treat Preferred Unitholders that hold Series I Preferred Units (the “Series I Preferred Unitholders”) as receiving an allocable share of gross income from us, to the extent we have sufficient gross income to make such allocations. In the event there is not sufficient gross income to match such distributions, the distributions on the Series I Preferred Units would reduce the capital accounts of the Series I Preferred Units, requiring a subsequent allocation of income or gain to provide the Series I Preferred Units with their liquidation preference, if possible. However, if the IRS were to determine that such distributions were guaranteed payments for the use of capital, the distributions would generally be taxable to each of the Series I Preferred Unitholders as ordinary income and the Series I Preferred Unitholders would recognize taxable income from the accrual of such guaranteed payment (even in the absence of a contemporaneous cash distribution), as described above with respect to Preferred Units (other than Series I Preferred Units). If the Series I Preferred Units are not treated as partnership interests, they would likely constitute indebtedness for tax purposes, and distributions on the Series I Preferred Units likely would be treated as payments of interest by us to such Series I Preferred Unitholders.

A Preferred Unitholder will be required to recognize gain or loss on a sale of Energy Transfer Preferred Units equal to the difference between the amount realized by such Preferred Unitholder and such Preferred Unitholder’s tax basis in the Energy Transfer Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such Preferred Unitholder receives in exchange for such Energy Transfer Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests and the rules applicable in determining the exchanged tax basis of a Series I Preferred Unit received by a Unitholder pursuant to the Crestwood acquisition, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the Preferred Unitholder to acquire such Energy Transfer Preferred Units. Gain or loss recognized by a Preferred Unitholder on the sale or exchange of Energy Transfer Preferred Units held for more than one year generally will be taxable as long-term capital gain or loss. Because Preferred Unitholders will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such Preferred Unitholders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.
Investment in our Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-United States persons raises issues unique to them. With respect to Preferred Units (other than Series I Preferred Units), the treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for federal income tax purposes. With respect to Series I Preferred Units, virtually all of our gross income allocated to tax-exempt investors will be unrelated business taxable income and will be taxable to them. Distributions to non-United States Preferred Unitholders will be subject to withholding taxes. If the amount of withholding exceeds the amount of United States federal income tax actually due, non-United States Preferred Unitholders may be required to file United States federal income tax returns in order to seek a refund of such excess.
All Preferred Unitholders are urged to consult a tax advisor with respect to the consequences of owning Energy Transfer Preferred Units.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks
The information and operational technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. In the normal course of business, we may collect and store certain sensitive information of the Partnership, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party and employee information, and certain personally identifiable information.
The Partnership maintains a shared services cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by a team of full-time employees, overseen by our Chief Information Officer, that are tasked with conducting our day-to-day information technology (“IT”) operations (collectively, the “IT team”). Furthermore, the Partnership considers cybersecurity risks as part of, and has incorporated its cybersecurity program into, the Partnership’s overall risk management processes. Through engagement with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG), we seek to follow industry cybersecurity standards and protect our infrastructure against cyber attacks from domestic and international threats.
We seek to use a defense-in-depth approach for cybersecurity management, layers of technology, policies and training at all levels of the enterprise designed to keep the Partnership’s assets secure and operational. We use various processes as part of our efforts to maintain the confidentiality, integrity and availability of our systems, including security threat intelligence, incident response, identity and access management, supply-chain security assessments, endpoint extended detection and response protection, network segmentation, data encryption, event monitoring and a Security Operations Center (SOC). In an effort to validate the effectiveness of our cybersecurity program and assess such program’s compliance with legal and regulatory requirements, we engage third-party service providers to perform audits, assessments and penetration tests.
Cybersecurity awareness among our employees is promoted with regular training and awareness programs. All employees who have access to our systems are required to undergo annual cybersecurity training and, each year, our employees must review and acknowledge our cybersecurity policies. Further, our IT team is trained to understand how to manage, use and protect personally identifiable information. User access controls have been implemented to limit unauthorized access to sensitive information and critical systems. Employees are required to use multifactor authentication and keep their passwords confidential, among other measures.
We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, before contracting with certain technology service providers, when possible, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to security standards and protocols. Further, we also endeavor to engage with any third-party service providers with access to personally identifiable employee information to evaluate their security controls.
Finally, the Partnership maintains cybersecurity insurance coverage.
Impact of Risks from Cybersecurity Threats
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to the business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Due to the number of acquisitions made by the Partnership over the past few years and the time it takes to implement technology standards across the enterprise, certain assets may be in different stages of integration and may have incomplete cybersecurity controls applied. For additional information on cybersecurity risks, see “Item 1A. Risk Factors—Cybersecurity attacks, data breaches and other disruptions affecting us, our service providers, could materially and adversely affect our business, operations, reputation, and financial results; and —Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.”
Board of Directors’ Oversight and Management’s Role
Our Chief Information Officer oversees the Partnership’s functions of IT, cybersecurity, infrastructure and IT governance (including the Partnership’s IT team) and has more than 35 years of experience leading business technology functions. The Partnership’s IT team is responsible for our efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our IT infrastructure. The members of this team have over 50 years of combined experience in the field of IT, including 20 years dedicated to cybersecurity, and hold various certifications, including Global Industrial Cyber Security Professional (GICSP), Certified Information Systems Security Professional (CISSP) and Certified Ethical Hacker (CEH) certifications. This team is responsible for cybersecurity threat prevention, detection, mitigation and remediation for the combined organization. Our cyber incident response plan requires IT team members who detect suspicious activity in our IT environment to escalate that activity to a supervisor who then evaluates the threat. If necessary, the suspicious activity is reported to the Chief Information Officer. Management (including representatives from the legal, human resources, IT and corporate security departments) is notified by the IT team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations.
The Partnership’s Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Audit Committee, which is ultimately responsible for assessing and managing the Partnership’s material risks from cybersecurity threats. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and the steps taken to mitigate such risks.
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
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2023, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P.
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
On September 13, 2023 the District Court ordered that the District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. Energy Transfer and Rover intend to vigorously defend this claim. On November 13, 2023, the FERC appealed the District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and District Court proceedings remain stayed pending resolution of the case pending before the United States Supreme Court.
In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River horizontal directional drilling (“HDD”) operations. Rover and the Partnership are cooperating with the investigation. Enforcement Staff has provided Rover with a notice pursuant to Section 1b.19 of the FERC’s regulations that Enforcement Staff intends to recommend that the FERC pursue an enforcement action against Rover and the Partnership. The company disagrees with Enforcement Staff’s findings and intends to vigorously defend against any potential penalty. On December 16, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN17-4-000), ordering Rover to show cause why it should not be found to have violated Section 7(e) of the NGA, Section 157.20 of FERC’s regulations, and the Rover Pipeline Certificate Order, and assessed civil penalties of $40 million.
Rover and Energy Transfer filed their answer to this order on March 21, 2022, and Enforcement Staff filed a reply on April 20, 2022. Rover and Energy Transfer filed their surreply to this order on May 13, 2022. FERC has taken no further action on the case since that time. Any and all losses, including any fines and penalties from government agencies, resulting from the general contractor’s alleged actions in conducting such HDD operations are subject to indemnity rights in favor of Rover and the Partnership. Given the stage of the proceedings, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any; however, the Partnership believes the indemnity described above will be applicable to the penalty proposed by Enforcement Staff and intends to vigorously defend itself against the subject claims.
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver. On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. Briefing on those motions was completed on November 4, 2022. By order issued on October 20, 2023, the trial judge dismissed the Ohio EPA’s Fourth Amended Petition. On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024 and Energy Transfer’s and Rover’s responsive brief is currently due February 20, 2024.
In January 2019, we received notice from the DOJ on behalf of the EPA that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid Valley Pipeline operated by SPLP and owned by Mid Valley. The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. Operation and maintenance (O&M) activities will continue for several years. In December of 2019, SPLP reached an agreement in principal with the EPA regarding payment of a civil penalty which will be subject to public comment. The DOJ, on behalf of United States Department of Interior Fish and Wildlife, and the Ohio Attorney General, on behalf of the Ohio EPA, along with technical representatives from those agencies have resolved in principal the natural resource damage assessment claims related to state endangered species and compensatory restoration.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas LLC and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of the Transwestern Pipeline. Given the early stage of this proceeding, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
On June 29, 2022, near Henderson, Tennessee, a Mid Valley mowing contractor struck an exposed section of the 22-inch diameter Hornsby to Denver line segment while mowing. The brush cutter mowing implement cut open the pipeline and released an estimated 4,345 barrels of crude oil into the surrounding area. Approximately 3,343 barrels of crude oil were recovered during initial remediation activities with the remaining volume contained within the materials removed and disposed of in accordance with applicable environmental laws and regulations. Corrective action was being completed pursuant to the Tennessee DEC’s Division of Remediation - Voluntary Action Program (“VAP”) and on May 23, 2023, Mid Valley received a No Further Action letter from the Tennessee Department of Environment and Conservation (“TN DEC”) for the corrective action work related to the incident. Additional environmental work was completed in late August 2023 along the pipeline right-of-way to address a small oil seep which required soil removal and site restoration. The TN DEC was notified and a follow-up report will be submitted to the agency documenting completion. Mid Valley received a Notice of Federal Interest regarding the incident and is awaiting final invoicing from the federal agencies (United States Environmental Protection Agency and United States Fish and Wildlife Service) and their consultants related to the incident. Mid Valley has also supplied PHMSA with information as requested. On October 13, 2023, Mid Valley received a Notice of Proposed Safety Order (NOPSO) from PHMSA related to this incident and other historical incidents on the Mid Valley system. Several actions over the next six months are requested in the NOPSO and a response is due within 30 days. No other government agency action has occurred. Groundwater monitoring wells were abandoned on June 12, 2023, which concluded environmental related activities associated with the incident site. No injuries resulted from the incident.
On June 26, 2023, Plaintiffs Michael and Cecilia Weinman (collectively, “Plaintiffs”) filed suit in Chester County, Tennessee, against Mid Valley, Energy Transfer Crude Marketing LLC, Energy Transfer Crude Oil Company, LLC, Energy Transfer Employee Management LLC, Energy Transfer Marketing & Terminals L.P., Energy Transfer LP, (collectively, the “Energy Transfer Defendants”) and other unnamed defendants asserting claims for negligence, trespass, and other tort claims and alleging damage to their property stemming from the crude oil release. Plaintiffs alleged actual monetary damages and punitive damages totaling $380 million. The Energy Transfer Defendants were served on or around July 5, 2023, and timely filed a notice of removal of the lawsuit to federal court in the Western District of Tennessee—Eastern Division on August 2, 2023. On August 8, 2023, Plaintiffs filed a notice of voluntary dismissal of their lawsuit without prejudice.
On November 29, 2023, the United States Coast Guard issued the final invoice for all federal expenses related to the incident response in the amount of $90,000. The expenses have been validated and sent for payment.
The Energy Transfer Defendants cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
On October 13, 2023, Mid Valley received a Notice of Proposed Safety Order (“NOPSO”) from the PHMSA related to various historical accidents and complaints reported to PHMSA on the Mid Valley system. The NOPSO requests that Mid Valley perform several proposed corrective measures within six months of receipt of a Safety Order; however, in response, Mid Valley requested that PHMSA engage in informal consultations prior to issuing a Safety Order in an effort for the parties to potentially enter into a Consent Agreement and Order. Informal consultation is underway. In the event a Consent Agreement and Order is not reached between the parties during this process, Mid Valley may request a Hearing on the NOPSO. It is too early to predict the outcome, timeline, or costs associated with this administrative action.
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
On August 31, 2023, the United States Department of Justice filed suit in the District Court for the Southern District of Texas (Corpus Christi Division) captioned as United States v. Energy Transfer (R&M), LLC et al. Civil Action No. 2:23-cv-214, against Sunoco and two other parties seeking to recover past CERCLA response costs allegedly incurred by the EPA in excess of $500,000 and certain declaratory relief related to compliance. Suntide Refining Company (Sunoco as successor) is alleged to have arranged for the transport and disposal of refinery wastes containing hazardous substances at the Brine Service Company Superfund Site in Corpus Christi, Nueces County, TX. At this time, we cannot determine the likelihood of any liability in this matter; however, Sunoco intends to defend and dispute the allegations of the lawsuit, including but not limited to the joint and several liability determination sought. This lawsuit is included among the matters described in our discussion of our other environmental remediation matters. Please see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Units
As of February 9, 2024, there were 11,242 holders of record of our common units, which number does not separately account for individual participants in securities positions listings. Common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in Energy Transfer’s Partnership Agreement.
As of December 31, 2023, limited partners own an aggregate 99.9% limited partner interest in us. Our General Partner owns an aggregate 0.1% general partner interest in us. Our common units are registered under the Exchange Act, and are listed for trading on the NYSE under the ticker symbol “ET.” Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described in “Cash Distribution Policy.”
Energy Transfer Class A Units
As of February 9, 2024, the Partnership had outstanding 833,543,364 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance of common units. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
Energy Transfer Preferred Units
As of December 31, 2023, the Partnership had the following series of preferred units outstanding:

Series of Preferred Units	Units Issued and Outstanding	Liquidation Preference per Unit	Date Issued(1)
Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	950,000	$1,000	April 2021
Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	550,000	1,000	April 2021
Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	18,000,000	25	April 2021
Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	17,800,000	25	April 2021
Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	32,000,000	25	April 2021
Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	500,000	1,000	April 2021
Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	1,484,780	1,000	April 2021 and December 2021(2)
Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	900,000	1,000	June 2021
Series I Fixed Rate Perpetual Preferred Units	41,464,179	9.1273	November 2023(3)
(1)In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” all of ETO’s previously outstanding preferred units were converted to Energy Transfer Preferred Units with identical distribution and redemption rights.

(2)In connection with the Enable acquisition in December 2021, Energy Transfer issued 384,780 additional Series G Preferred Units. The total reflected above includes these additional Series G Preferred Units, as well as the 1,100,000 Series G Preferred Units originally issued in the Rollup Mergers.
(3)The Series I Preferred Units were issued in connection with the Crestwood acquisition in November 2023.
In February 2024, the Partnership redeemed all of the Series C Preferred Units and Series D Preferred Units. The Partnership expects to redeem all of the Series E Preferred Units in May 2024.
Additional information for each series of outstanding preferred units, including information on distributions and redemption, is available in Note 8 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."
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
The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” of this report.
Discussion and analysis of matters pertaining to the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on February 17, 2023.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.

OVERVIEW
The primary activities in which we are engaged, which are located in the United States, are as follows:
•natural gas operations, including the following:
•natural gas midstream and intrastate transportation and storage;
•interstate natural gas transportation and storage; and
•crude oil, NGL and refined products transportation, terminalling and acquisition and marketing activities as well as NGL storage and fractionation services.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are master limited partnerships.
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
•crude oil transportation and services;
•investment in Sunoco LP;
•investment in USAC; and
•all other.
Recent Developments
Crestwood Acquisition
On November 3, 2023, Energy Transfer acquired Crestwood, which owns gathering and processing assets located in the Williston, Delaware and Powder River basins. Under the terms of the merger agreement, holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood common unit held by them (the “Common Unit Merger Consideration”). Additionally, each outstanding Crestwood preferred unit was, at the election of the holder of such Crestwood preferred unit, either, (i) converted into a Series I Preferred Unit, which is a new preferred unit of Energy Transfer that has substantially similar terms, including with respect to economics and structural protections, as the Crestwood preferred units; (ii) redeemed in exchange for $9.857484 in cash plus accrued and unpaid distributions to the date of such redemption; or (iii) converted into a Crestwood common unit at the then-applicable conversion ratio of one Crestwood common unit for ten Crestwood preferred units, and such Crestwood common units then received the Common Unit Merger Consideration.

In total, consideration issued in the transaction included approximately 216 million Energy Transfer common units, 41 million Series I Preferred Units and $300 million in cash. Concurrent with the closing of the Crestwood acquisition, the Partnership assumed $2.85 billion aggregate principal amount of Crestwood senior notes and terminated its revolving credit facility, which included the repayment of $613 million in outstanding borrowings.
Lotus Midstream Acquisition
On May 2, 2023, Energy Transfer acquired Lotus Midstream for total consideration of $1.50 billion, including working capital. Consideration included $930 million in cash and approximately 44.5 million newly issued Energy Transfer common units, which had an aggregate acquisition-date fair value of $574 million. Lotus Midstream owns and operates Centurion Pipeline Company LLC, an integrated crude midstream platform located in the Permian Basin.
Sunoco LP’s Acquisitions and Divestiture
On January 22, 2024, Sunoco LP entered into a definitive agreement with NuStar to acquire NuStar in an all-equity transaction valued at approximately $7.3 billion, including assumed debt. Under the terms of the agreement, NuStar common unitholders will receive 0.4 Sunoco common units for each NuStar common unit. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.
On January 11, 2024, Sunoco LP entered into a definitive agreement with 7-Eleven, Inc. to sell 204 convenience stores located in West Texas, New Mexico and Oklahoma for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP will also amend its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. The transaction is expected to close promptly upon receipt of regulatory approvals and satisfaction of customary closing conditions.
On January 11, 2024, Sunoco LP also announced that it will acquire liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million including working capital. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which has been protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order.
Pipeline Certification
The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021; we filed comments in the FERC proceeding. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the NGA. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022.
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
Air Quality Standards
The EPA recently finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026; however, of the nine states impacted within the Partnership’s footprint, effectiveness of the rule is currently stayed in six states and pending a decision on a stay in three other states. Additionally, other operators and industry groups have challenged the Plan and sought a stay in the D.C. Circuit. Although the stay was denied, it was promptly followed by the filing of an emergency stay application with the U.S. Supreme Court, which will be heard on February 19, 2024, all while EPA has proposed adding five more states to the Plan. The Partnership currently estimates that the final rule would require retrofitting or replacement of approximately 192 engines in its interstate and intrastate natural gas transportation and storage operations. The Partnership is involved in challenging application of the Plan in the nine states impacted within its footprint. Compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, in the DC Circuit and the U.S. Supreme Court, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be.
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
In addition, the U.S. economy has experienced higher-than-average inflation in recent years, which has resulted in higher costs for labor, services, and materials. Our suppliers and customers also face inflationary pressures, and our throughput volumes may be impacted if producers are constrained. While the rate and scope of various inflationary factors may increase our operating costs and capital expenditures materially, we anticipate that any such impacts would be recoverable in the prices of our services.

Ultimately, the extent to which our business will be impacted by future market developments depends on factors beyond our control, which are highly uncertain and cannot be predicted. In response to the recent market volatility and uncertainties, we have reduced growth capital spending in recent years, and we expect to continue to maintain a prudent level of growth capital spending going forward. See “Liquidity and Capital Resources” for additional information on our capital expenditures over the last two years and our forecasted capital expenditures for 2024.
We currently have ample liquidity to fund our business, and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources”). In addition, we continue to have access to the debt capital markets on generally favorable terms. We will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future.
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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Consolidated Results

	Years Ended December 31,
	2023	2022	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,111	$1,396	$(285)
Interstate transportation and storage	2,009	1,753	256
Midstream	2,525	3,210	(685)
NGL and refined products transportation and services	3,894	3,025	869
Crude oil transportation and services	2,681	2,187	494
Investment in Sunoco LP	964	919	45
Investment in USAC	512	426	86
All other	2	177	(175)
Adjusted EBITDA (consolidated)	$13,698	$13,093	$605

	Years Ended December 31,
	2023	2022	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$5,294	$5,868	$(574)
Depreciation, depletion and amortization	4,385	4,164	221
Interest expense, net of interest capitalized	2,578	2,306	272
Income tax expense	303	204	99
Impairment losses and other	12	386	(374)
Gains on interest rate derivatives	(36)	(293)	257
Non-cash compensation expense	130	115	15
Unrealized gains on commodity risk management activities	(3)	(42)	39
Inventory valuation adjustments (Sunoco LP)	114	(5)	119
Gains on extinguishments of debt	(2)	—	(2)
Adjusted EBITDA related to unconsolidated affiliates	691	565	126
Equity in earnings of unconsolidated affiliates	(383)	(257)	(126)
Non-operating litigation-related loss	627	—	627
Other, net	(12)	82	(94)
Adjusted EBITDA (consolidated)	$13,698	$13,093	$605
Net Income. For the year ended December 31, 2023 compared to the prior year, net income decreased $574 million, or approximately 10%, primarily due to the recognition of a $627 million non-operating litigation-related loss, as well as decreases in gains on interest rate derivatives and increases in interest expense, income tax expense and depreciation, depletion and amortization expense; each of these items is discussed further below. The impacts of these decreases were partially offset by an increase in equity in earnings of unconsolidated affiliates, as well as the impacts of impairment and other losses recognized in the prior period; these items are also discussed further below. The change to net income also reflects changes in Adjusted EBITDA, which are summarized below and discussed in more detail in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the year ended December 31, 2023 compared to the prior year, Adjusted EBITDA increased $605 million primarily due to favorable results in multiple segments. The most significant increase was in our NGL and refined products transportation and services segment, which reflected higher throughput and contractual rates, as well as favorable impacts from optimization. Our crude oil transportation and services segment and our interstate transportation and storage segment also contributed to the increase in Adjusted EBITDA primarily due to higher volumes, as well as the impacts of recently acquired assets and assets recently placed in service. The increases from these segments were partially offset by a decrease in our midstream segment, primarily driven by the impacts of natural gas and NGL prices, and a decrease in our intrastate transportation and storage segment, which was impacted by lower pipeline optimization.
Additional information on changes impacting Adjusted EBITDA for the year ended December 31, 2023 compared to the prior year is available below and in “Segment Operating Results.”

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased primarily due to higher interest rates on floating rate debt.
Income Tax Expense. For the year ended December 31, 2023 compared to the same period last year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries.
Impairment Losses and Other. For the year ended December 31, 2023, impairment losses and other consisted of impairment losses incurred by USAC related to its compression equipment.
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
Gains on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Gains on interest rate derivatives resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value. The magnitude of the gains during the respective periods also reflected changes in the aggregate notional amount of interest rate swaps outstanding during the respective periods.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the year ended December 31, 2023, a decline in fuel prices caused the lower of cost or market reserve requirements to increase by $114 million, which reduced net income. For the year ended December 31, 2022, an increase in fuel prices caused the lower of cost or market reserve requirements to decrease by $5 million, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Non-Operating Litigation-Related Loss. Non-operating litigation-related loss recognized for the year ended December 31, 2023 represents the loss associated with the Williams Litigation, which is discussed in Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Other, net. Other, net primarily includes amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2023	2022	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$146	$141	$5
MEP	87	10	77
White Cliffs (1)	10	(8)	18
Explorer	37	25	12
Other	103	89	14
Total equity in earnings of unconsolidated affiliates	$383	$257	$126

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$335	$326	$9
MEP	121	45	76
White Cliffs	29	20	9
Explorer	57	41	16
Other	149	133	16
Total Adjusted EBITDA related to unconsolidated affiliates	$691	$565	$126

Distributions received from unconsolidated affiliates:
Citrus	$135	$133	$2
MEP	115	27	88
White Cliffs	25	19	6
Explorer	38	27	11
Other	103	88	15
Total distributions received from unconsolidated affiliates	$416	$294	$122
(1)For the year ended December 31, 2022, equity in earnings (losses) of unconsolidated affiliates included the impact of non-cash impairments recorded by White Cliffs, which reduced the Partnership’s equity in earnings by $9 million.
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
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2023	2022	Change
Natural gas transported (BBtu/d)	14,814	14,497	317
Withdrawals from storage natural gas inventory (BBtu)	14,840	27,283	(12,443)
Revenues	$3,962	$7,818	$(3,856)
Cost of products sold	2,616	6,000	(3,384)
Segment margin	1,346	1,818	(472)
Unrealized (gains) losses on commodity risk management activities	66	(67)	133
Operating expenses, excluding non-cash compensation expense	(279)	(334)	55
Selling, general and administrative expenses, excluding non-cash compensation expense	(51)	(53)	2
Adjusted EBITDA related to unconsolidated affiliates	25	26	(1)
Other	4	6	(2)
Segment Adjusted EBITDA	$1,111	$1,396	$(285)
Volumes. For the year ended December 31, 2023 compared to the prior year, transported volumes increased primarily due to increased utilization on our Texas intrastate assets, partially offset by decreased production from our Haynesville assets.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Years Ended December 31,
	2023	2022	Change
Transportation fees	$852	$828	$24
Natural gas sales and other (excluding unrealized gains and losses)	392	639	(247)
Retained fuel revenues (excluding unrealized gains and losses)	64	186	(122)
Storage margin, including fees (excluding unrealized gains and losses)	104	98	6
Unrealized gains (losses) on commodity risk management activities	(66)	67	(133)
Total segment margin	$1,346	$1,818	$(472)
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $247 million in realized natural gas sales and other primarily due to lower pipeline optimization from both physical sales and settled derivatives; and
•a decrease of $122 million in retained fuel revenues related to lower natural gas prices; partially offset by
•a decrease of $55 million in operating expenses related to a decrease in cost of fuel consumption from lower natural gas prices;
•an increase of $24 million in transportation fees primarily due to new contracts on our Texas system and Haynesville assets; and
•an increase of $6 million in storage margin primarily due to higher storage optimization from hedged inventory activity.
Interstate Transportation and Storage

	Years Ended December 31,
	2023	2022	Change
Natural gas transported (BBtu/d)	16,481	14,727	1,754
Natural gas sold (BBtu/d)	28	29	(1)
Revenues	$2,375	$2,251	$124
Cost of products sold	6	25	(19)
Segment margin	2,369	2,226	143
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	(746)	(791)	45
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(115)	(131)	16
Adjusted EBITDA related to unconsolidated affiliates	496	408	88
Other	5	41	(36)
Segment Adjusted EBITDA	$2,009	$1,753	$256
Volumes. For the year ended December 31, 2023 compared to the prior year, transported volumes increased primarily due to our Gulf Run system going in service in December 2022 as well as more capacity sold and higher utilization on our Transwestern, Rover and Trunkline systems.
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $143 million in segment margin primarily due to a $141 million increase resulting from our Gulf Run system being placed in service in December 2022, a $47 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher rates, an $18 million increase related to a shipper bankruptcy, a $20 million increase in parking and storage revenue and a $5 million increase in interruptible utilization. These increases were partially offset by a $58 million decrease due to lower operational gas sales resulting from lower prices, a $23 million decrease due to lower rates on our Panhandle system resulting from a FERC rate case and an $8 million decrease in liquids revenue due to lower prices;

•a decrease of $45 million in operating expenses primarily due to a $65 million decrease from the revaluation of system gas and a $10 million decrease in ad valorem taxes due to lower assessments on several of our interstate pipelines. These decreases were partially offset by $25 million of incremental expenses from our Gulf Run system being placed in service in December 2022 and higher maintenance project costs of $4 million;
•a decrease of $16 million in selling, general and administrative expenses primarily due to an $11 million decrease in M&A related expenses and a $7 million decrease in professional fees. These decreases were partially offset by $3 million of incremental expenses from our Gulf Run system being placed in service in December 2022; and
•an increase of $88 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase of $76 million from our Midcontinent Express Pipeline joint venture due to capacity sold at higher rates, a $9 million increase from our Citrus joint venture due to revenues from new projects and lower operating expenses and an $8 million increase from our Southeast Supply Header joint venture due to increased capacity sold at higher rates. These increases were partially offset by a $6 million decrease from our Fayetteville Express Pipeline joint venture due to the expiration of a foundation shipper contract; partially offset by
•a decrease of $36 million in other Adjusted EBITDA primarily due to the 2022 recognition of certain amounts related to shipper bankruptcies.
Midstream

	Years Ended December 31,
	2023	2022	Change
Gathered volumes (BBtu/d)	19,937	18,582	1,355
NGLs produced (MBbls/d)	880	800	80
Equity NGLs (MBbls/d)	43	44	(1)
Revenues	$10,406	$17,101	$(6,695)
Cost of products sold	6,503	12,682	(6,179)
Segment margin	3,903	4,419	(516)
Operating expenses, excluding non-cash compensation expense	(1,204)	(1,087)	(117)
Selling, general and administrative expenses, excluding non-cash compensation expense	(199)	(186)	(13)
Adjusted EBITDA related to unconsolidated affiliates	20	25	(5)
Other	5	39	(34)
Segment Adjusted EBITDA	$2,525	$3,210	$(685)
Volumes. For the year ended December 31, 2023 compared to the prior year, gathered volumes and NGL production increased due to newly acquired assets and higher volumes from existing customers.
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $739 million due to lower natural gas prices of $478 million and lower NGL prices of $261 million;
•an increase in operating expenses of $117 million due to a $36 million increase in services and materials, including repairs, volume-driven consumables and maintenance, compliance and pricing, a $31 million increase in employee costs due to segment reallocations, increased headcount and wage and benefit costs, a $43 million increase from newly acquired and installed assets, and a $10 million increase in ad valorem taxes, partially offset by a $4 million decrease in utility costs;
•an increase of $13 million in selling, general and administrative expenses primarily due to higher corporate allocations and M&A expenses;
•a decrease of $5 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to the sale of the Partnership’s membership interest in Ranch Westex JV LLC in 2022; and
•a decrease of $34 million in other Adjusted EBITDA primarily due to the realization in the previous period of certain amounts related to a shipper bankruptcy; partially offset by
•an increase of $223 million due to newly acquired assets as well as higher volumes across all regions.

NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2023	2022	Change
NGL transportation volumes (MBbls/d)	2,116	1,882	234
Refined products transportation volumes (MBbls/d)	540	521	19
NGL and refined products terminal volumes (MBbls/d)	1,430	1,274	156
NGL fractionation volumes (MBbls/d)	1,023	911	112
Revenues	$21,903	$25,657	$(3,754)
Cost of products sold	17,049	21,656	(4,607)
Segment margin	4,854	4,001	853
Unrealized (gains) losses on commodity risk management activities	(38)	16	(54)
Operating expenses, excluding non-cash compensation expense	(892)	(962)	70
Selling, general and administrative expenses, excluding non-cash compensation expense	(157)	(127)	(30)
Adjusted EBITDA related to unconsolidated affiliates	126	97	29
Other	1	—	1
Segment Adjusted EBITDA	$3,894	$3,025	$869
Volumes. For the year ended December 31, 2023 compared to the prior year, NGL transportation volumes increased primarily due to higher volumes from the Permian region, on our Mariner East pipeline system and on our Gulf Coast export pipelines. The increase in transportation volumes and the commissioning of our eighth fractionator in August 2023 also led to higher fractionated volumes at our Mont Belvieu, Texas fractionation facility.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2023	2022	Change
Fractionators and refinery services margin	$888	$850	$38
Transportation margin	2,399	2,126	273
Storage margin	319	284	35
Terminal services margin	892	699	193
Marketing margin	318	58	260
Unrealized gains (losses) on commodity risk management activities	38	(16)	54
Total segment margin	$4,854	$4,001	$853
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $273 million in transportation margin primarily due to a $136 million increase resulting from higher throughput and contractual rate escalations on our Texas y-grade pipeline system, a $95 million increase resulting from higher throughput and contractual rate escalations on our Mariner East pipeline system, a $41 million increase from higher export volumes feeding into our Nederland Terminal, a $27 million increase from higher throughput and contractual rate escalations on our refined product pipelines, a $12 million increase from the timing of third-party deficiency payments on our Northeast region pipelines and a $7 million increase from higher throughput on our Mariner West pipeline. These increases were partially offset by intrasegment charges of $29 million and $17 million which were fully offset within our marketing and fractionation margins, respectively;
•an increase of $260 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to higher gains during 2023 from the optimization of hedged NGL and refined product inventories, as well as intrasegment margin of $29 million which was fully offset within our transportation margin;
•an increase of $193 million in terminal services margin primarily due to a $120 million increase from our Marcus Hook Terminal due to contractual rate escalations and higher throughput, a $65 million increase from higher export volumes loaded at our Nederland Terminal, a $4 million increase due to higher throughput from our refined product marketing terminals and a $3 million increase from tank leases at our Eagle Point Terminal;
•a decrease of $70 million in operating expenses primarily due to an $87 million decrease in gas and power utility costs, partially offset by a $16 million increase in employee costs;
•an increase of $38 million in fractionators and refinery services margin primarily due to a $29 million increase resulting from higher volumes and $17 million in intrasegment margin which was fully offset within our transportation margin. These increases were partially offset by an $8 million decrease from our refinery services business;
•an increase of $35 million in storage margin associated with increased NGL export volumes; and
•an increase of $29 million in Adjusted EBITDA related to unconsolidated affiliates due to higher volumes on certain joint venture pipelines; partially offset by
•an increase of $30 million in selling, general and administrative expenses primarily due to a $13 million increase resulting from a one-time charge related to regulatory expenses, a $9 million increase in overhead expenses and a $6 million increase in insurance costs.
Crude Oil Transportation and Services

	Years Ended December 31,
	2023	2022	Change
Crude oil transportation volumes (MBbls/d)	5,282	4,345	937
Crude oil terminals volumes (MBbls/d)	3,377	2,964	413
Revenue	$26,536	$25,982	$554
Cost of products sold	23,071	22,917	154
Segment margin	3,465	3,065	400
Unrealized (gains) losses on commodity risk management activities	13	(14)	27
Operating expenses, excluding non-cash compensation expense	(699)	(645)	(54)
Selling, general and administrative expenses, excluding non-cash compensation expense	(120)	(224)	104
Adjusted EBITDA related to unconsolidated affiliates	19	4	15
Other	3	1	2
Segment Adjusted EBITDA	$2,681	$2,187	$494
Volumes. For the year ended December 31, 2023 compared to the prior year, crude oil transportation volumes were higher on our Texas pipeline system due to higher Permian crude oil production, higher gathered volumes and contributions from assets acquired in 2023. Bakken Pipeline volumes were also higher. Volumes on our Bayou Bridge Pipeline were higher due to continuing strong Gulf Coast refinery demand. Midcontinent systems were higher, driven by contributions from assets acquired in 2023. We also realized higher Bakken gathering volumes. Crude terminal volumes were higher due to growth in Permian and Bakken volumes, stronger Gulf Coast refinery utilization and contributions from assets acquired in 2023.
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:
•an increase of $427 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $275 million increase from recently acquired assets, a $157 million increase from higher volumes on our Bakken Pipeline, a $71 million increase from higher volumes on our Texas crude pipeline system, a $31 million increase from our Nederland and Houston crude terminals due to higher throughput and exports and a $17 million increase from our Midcontinent gathering systems, partially offset by a $135 million decrease from our crude oil acquisition and marketing business due primarily to less favorable pricing and higher affiliate fees from higher volumes transported;
•a decrease of $104 million in selling, general and administrative expenses primarily due to a charge related to a legal matter in the prior period; and
•an increase of $15 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired and higher volumes on our White Cliffs crude pipeline; partially offset by

•an increase of $54 million in operating expenses primarily due to a $66 million increase from recently acquired assets, a $13 million increase in volume-driven expenses and an $8 million increase in employee-related expenses, partially offset by a $4 million decrease in measurement expenses, a $5 million decrease in ad valorem taxes and a $20 million decrease in maintenance project expenses.
Investment in Sunoco LP

	Years Ended December 31,
	2023	2022	Change
Revenues	$23,068	$25,729	$(2,661)
Cost of products sold	21,703	24,350	(2,647)
Segment margin	1,365	1,379	(14)
Unrealized (gains) losses on commodity risk management activities	(21)	21	(42)
Operating expenses, excluding non-cash compensation expense	(420)	(396)	(24)
Selling, general and administrative, excluding non-cash compensation expense	(113)	(111)	(2)
Adjusted EBITDA related to unconsolidated affiliates	10	10	—
Inventory valuation adjustments	114	(5)	119
Other, net	29	21	8
Segment Adjusted EBITDA	$964	$919	$45
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment decreased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $34 million primarily due to an 8% increase in gallons sold; and
•an increase in non-motor fuel sales and lease profit of $37 million primarily due to increased throughput and storage margin from the Gladieux and Zenith acquisitions and increased rental income; partially offset by
•an increase in operating costs of $26 million, including other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of the recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Investment in USAC

	Years Ended December 31,
	2023	2022	Change
Revenues	$846	$705	$141
Cost of products sold	137	111	26
Segment margin	709	594	115
Operating expenses, excluding non-cash compensation expense	(147)	(123)	(24)
Selling, general and administrative, excluding non-cash compensation expense	(51)	(45)	(6)
Other, net	1	—	1
Segment Adjusted EBITDA	$512	$426	$86
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:
•an increase of $115 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by

•an increase of $24 million in operating expenses primarily due to higher employee costs associated with increased revenue-generating horsepower as well as higher parts and service costs.
All Other

	Years Ended December 31,
	2023	2022	Change
Revenue	$1,798	$3,574	$(1,776)
Cost of products sold	1,740	3,328	(1,588)
Segment margin	58	246	(188)
Unrealized (gains) losses on commodity risk management activities	(22)	2	(24)
Operating expenses, excluding non-cash compensation expense	(40)	(80)	40
Selling, general and administrative expenses, excluding non-cash compensation expense	(85)	(60)	(25)
Adjusted EBITDA related to unconsolidated affiliates	4	4	—
Other and eliminations	87	65	22
Segment Adjusted EBITDA	$2	$177	$(175)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, until those assets were divested in August 2022.
Segment Adjusted EBITDA. For the year ended December 31, 2023 compared to the prior year, Segment Adjusted EBITDA decreased primarily due to the net impacts of the following:
• a decrease of $35 million due to higher M&A expenses;
•a decrease of $80 million due to the sale of Energy Transfer Canada in 2022;
•a decrease of $25 million from our dual drive compression business due to lower gas prices and increased electricity cost;
•a decrease of $21 million due to less favorable power trading market conditions;
•an increase of $8 million in ad valorem taxes due to tax credits utilized in 2022; and
•a decrease of $9 million in storage and trading gains; partially offset by
•an increase of $27 million due to increased sales in our compressor packaging business.
LIQUIDITY AND CAPITAL RESOURCES
Our ability to satisfy our obligations and pay distributions to Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business, weather conditions and other factors, many of which are beyond management’s control. The significant trends and uncertainties that we currently believe could significantly impact our liquidity and cash flows going forward are discussed in “Trends and Outlook” above.
We believe that we have sufficient liquidity and sources of funding to meet our cash requirements over the near term and for the longer term. We expect to satisfy our working capital needs through cash generated by our operations. As of December 31, 2023, we had cash and cash equivalents of $161 million and availability under our revolving credit facility of $3.56 billion.
The Partnership’s material contractual obligations include long-term debt service, payments under operating leases and purchase commitments. The Partnership’s obligations under its long-term debt agreements are described below under “Description of Indebtedness,” and information on the maturities and interest rates related to the Partnership’s long-term debt is available in Note 6 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” In addition, information on the Partnership’s obligations under its lease arrangements is included in Note 13 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. We have material purchase commitments for crude oil; as of December 31, 2023, those purchase commitments totaled an estimated $65.27 billion (of which $21.80 billion would be due in 2024) based on either the current market price for variable price contracts or the contracted price for fixed price contracts.
We currently expect capital expenditures in 2024 to be within the following ranges (including capitalized interest and overhead, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$115	$125	$50	$55
Interstate transportation and storage	45	55	190	195
Midstream	590	645	220	225
NGL and refined products transportation and services (1)	1,400	1,500	135	140
Crude oil transportation and services (1)	195	215	175	180
All other (including eliminations)	55	60	65	70
Total capital expenditures	$2,400	$2,600	$835	$865
(1)Includes capital expenditures related to the Partnership’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline joint ventures as well as the Orbit Gulf Coast NGL Exports joint venture.
The assets used in our natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, we do not have any significant financial commitments for maintenance capital expenditures in our businesses. From time to time, we experience increases in pipe costs due to a number of reasons, including but not limited to, delays from steel mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond our control. However, we include these factors in our anticipated growth capital expenditures for each year.
We generally fund maintenance capital expenditures and distributions with cash flows from operating activities. We generally expect to funds growth capital expenditures with proceeds of borrowings under our credit facilities, along with cash from operations.
Sunoco LP expects to invest at least $200 million in growth capital expenditures and approximately $70 million in maintenance capital expenditures in 2024.
USAC currently plans to spend approximately $32 million in maintenance capital expenditures and currently has budgeted between $115 million and $125 million in expansion capital expenditures in 2024.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2023
Cash provided by operating activities in 2023 was $9.56 billion and net income was $5.29 billion. The difference between net income and cash provided by operating activities in 2023 primarily consisted of non-cash items totaling $4.43 billion offset by net changes in operating assets and liabilities of $451 million. The non-cash activity in 2023 consisted primarily of depreciation, depletion and amortization of $4.39 billion, impairment losses of $12 million, non-cash compensation expense of $130 million, equity in earnings of unconsolidated affiliates of $383 million, unfavorable inventory valuation adjustments of $114 million, gains on extinguishments of debt of $2 million, and deferred income taxes of $203 million. The Partnership also received distributions of $353 million from unconsolidated affiliates.
Year Ended December 31, 2022
Cash provided by operating activities in 2022 was $9.05 billion and net income was $5.87 billion. The difference between net income and cash provided by operating activities in 2022 primarily consisted of non-cash items totaling $4.53 billion offset by net changes in operating assets and liabilities of $1.50 billion. The non-cash activity in 2022 consisted primarily of depreciation, depletion and amortization of $4.16 billion, impairment losses of $386 million, non-cash compensation expense of $115 million, equity in earnings of unconsolidated affiliates of $257 million, favorable inventory valuation adjustments of $5 million, and deferred income taxes of $187 million. The Partnership also received distributions of $232 million from unconsolidated affiliates.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2023
Cash used in investing activities in 2023 was $4.33 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $3.09 billion. Additional detail related to our capital expenditures is provided in the following table. We received $38 million of cash proceeds from the sale of assets. The Partnership also received distributions of $63 million from unconsolidated affiliates. In 2023, we paid $288 million in cash for the Crestwood acquisition, we paid $930 million in cash for the Lotus Midstream acquisition and Sunoco LP paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy.
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

The following is a summary of the Partnership’s capital expenditures (including only our proportionate share of the Bakken, Rover, Bayou Bridge and Orbit Gulf Coast NGL Exports joint ventures, net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2023:
Intrastate transportation and storage	$54	$39	$93
Interstate transportation and storage	219	164	383
Midstream	586	246	832
NGL and refined products transportation and services	551	128	679
Crude oil transportation and services	143	123	266
Investment in Sunoco LP	145	70	215
Investment in USAC	275	25	300
All other (including eliminations)	38	62	100
Total capital expenditures	$2,011	$857	$2,868

Year Ended December 31, 2022:
Intrastate transportation and storage	$132	$47	$179
Interstate transportation and storage	456	188	644
Midstream	812	192	1,004
NGL and refined products transportation and services	376	131	507
Crude oil transportation and services	120	126	246
Investment in Sunoco LP	132	54	186
Investment in USAC	145	24	169
All other (including eliminations)	32	59	91
Total capital expenditures	$2,205	$821	$3,026
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
Following is a summary of financing activities by period:
Year Ended December 31, 2023
Cash used in financing activities was $5.33 billion in 2023. In 2023, we had a net increase in our debt level of $714 million. During 2023, we paid distributions of $4.25 billion to our partners, we paid distributions of $1.69 billion to noncontrolling interests, and we paid distributions of $59 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $3 million in cash from noncontrolling interests. During 2023, we incurred debt issuance costs of $45 million.
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

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2023	2022
Energy Transfer Indebtedness:
Notes and Debentures(1)(2)	$43,016	$39,468
Five-Year Credit Facility(2)	1,412	793
Subsidiary Indebtedness:
Transwestern Senior Notes(1)	250	250
Bakken Project Senior Notes	1,850	1,850
Sunoco LP Senior Notes and lease-related obligations(2)	3,194	2,694
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes(2)	—	225
Sunoco LP Credit Facility(2)	411	900
USAC Credit Facility	872	646

Other long-term debt	18	3
Net unamortized premiums, discounts and fair value adjustments	127	183
Deferred debt issuance costs	(237)	(225)
Total debt	52,388	48,262
Less: current maturities of long-term debt(3)	1,008	2
Long-term debt, less current maturities	$51,380	$48,260
(1)As of December 31, 2023, these balances included a total of $3.67 billion aggregate principal amount of senior notes due on or before December 31, 2024 which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
(3)As of December 31, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $1.00 billion of senior notes issued by the Bakken Pipeline entities which mature in April 2024. The Partnership’s proportional ownership in the Bakken Pipeline entities is 36.4%.
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Recent Transactions
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% Senior Notes due 2034, $1.75 billion aggregate principal amount of 5.95% Senior Notes due 2054 and $800 million aggregate principal amount of 8.00% fixed-to-fixed reset rate Junior Subordinated Notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility (defined below), to redeem its outstanding Series C Preferred Units and Series D Preferred Units and for general partnership purposes. The Partnership also intends to use the proceeds to redeem its Series E Preferred Units in May 2024.
In November 2023, concurrent with the closing of the Crestwood acquisition, the Partnership assumed $2.85 billion aggregate principal amount of Crestwood senior notes and terminated its revolving credit facility, which included the repayment of $613 million in outstanding borrowings.
In November 2023, the Partnership redeemed $600 million aggregate principal amount of its 4.50% Senior Notes due November 2023 using proceeds from the senior notes offering discussed in the following paragraph.
In October 2023, the Partnership issued $1.00 billion aggregate principal amount of 6.05% Senior Notes due 2026, $500 million aggregate principal amount of 6.10% Senior Notes due 2028, $1.00 billion aggregate principal amount of 6.40% Senior Notes due 2030 and $1.50 billion aggregate principal amount of 6.55% Senior Notes due 2033. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility and for general partnership purposes.
In September 2023, the Partnership redeemed $500 million aggregate principal amount of its 4.20% Senior Notes due September 2023 using proceeds from its Five-Year Credit Facility.
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
In September 2023, Sunoco LP completed a private offering of $500 million aggregate principal amount of 7.00% senior notes due 2028. Sunoco LP used the proceeds from the private offering to repay a portion of its outstanding borrowings under their revolving credit facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on April 11, 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of December 31, 2023, the Five-Year Credit Facility had $1.41 billion of outstanding borrowings, $1.37 billion of which consisted of commercial paper. The amount available for future borrowings was $3.56 billion, after accounting for outstanding letters of credit in the amount of $29 million. The weighted average interest rate on the total amount outstanding as of December 31, 2023 was 5.87%.
Sunoco LP Credit Facility
As of December 31, 2023, the Sunoco LP Credit Facility had $411 million of outstanding borrowings and $5 million in standby letters of credit and matures in April 2027. The amount available for future borrowings was $1.08 billion at December 31, 2023. The weighted average interest rate on the total amount outstanding as of December 31, 2023 was 7.54%.
USAC Credit Facility
As of December 31, 2023, USAC had $872 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2023, USAC had $728 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $529 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2023 was 7.98%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.31 to 1.00 at December 31, 2023, as calculated in accordance with the credit agreement.
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
In connection with Sunoco LP’s acquisition of NuStar, Sunoco LP expects to assume NuStar’s debt and issue additional debt, aggregating approximately $4.2 billion, subsequent to which it expects to remain in compliance with all existing financial covenants.
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

Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2023.
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
Energy Transfer Common Unit Distributions
Distributions declared and paid with respect to Energy Transfer common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
September 30, 2021	November 5, 2021	November 19, 2021	0.1525
December 31, 2021	February 8, 2022	February 18, 2022	0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650
December 31, 2022	February 7, 2023	February 21, 2023	0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
December 31, 2023	February 7, 2024	February 20, 2024	0.3150
The total amounts of distributions declared and paid during the periods presented (all from Available Cash from Energy Transfer’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2023	2022
Limited Partners	$3,984	$3,089
General Partner interest	3	3
Total Energy Transfer distributions	$3,987	$3,092

Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)		Series I
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.75	$35.63	$—		$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
September 30, 2021	November 1, 2021	November 15, 2021	—	—	0.4609	0.4766	0.4750	33.75	35.63	27.08	*	—
December 31, 2021	February 1, 2022	February 15, 2022	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.4750	33.75	35.63	32.50		—
June 30, 2022	August 1, 2022	August 15, 2022	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.4750	33.75	35.63	32.50		—
December 31, 2022	February 1, 2023	February 15, 2023	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
March 31, 2023	May 1, 2023	May 15, 2023	21.98	—	0.4609	0.4766	0.4750	33.75	35.63	32.50		—
June 30, 2023	August 1, 2023	August 15, 2023	23.89	33.125	0.6294	0.4766	0.4750	—	—	—		—
September 30, 2023	November 1, 2023	November 15, 2023	24.67	—	0.6489	0.6622	0.4750	33.75	35.63	32.50		—
December 31, 2023	February 1, 2024	February 15, 2024	24.71	33.125	0.6075	0.6199	0.4750	—	—	—		0.2111
*    Represents prorated initial distribution.
(1)    Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to their terms, distributions on the Series A preferred units began to be paid quarterly on February 15, 2023, and distributions on the Series B preferred units will begin to be paid quarterly on February 15, 2028.
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s IDRs. As of December 31, 2023, Sunoco LP had approximately 84.4 million common units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
September 30, 2021	November 5, 2021	November 19, 2021	0.8255
December 31, 2021	February 8, 2022	February 18, 2022	0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
June 30, 2022	August 8, 2022	August 19, 2022	0.8255
September 30, 2022	November 4, 2022	November 18, 2022	0.8255
December 31, 2022	February 7, 2023	February 21, 2023	0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
June 30, 2023	August 14, 2023	August 21, 2023	0.8420
September 30, 2023	October 30, 2023	November 20, 2023	0.8420
December 31, 2023	February 7, 2024	February 20, 2024	0.8420
The total amount of distributions to the Partnership from Sunoco LP for the periods presented below is as follows:

	Years Ended December 31,
	2023	2022
Distributions from Sunoco LP
Limited Partner interests	$96	$94
General Partner interest and IDRs	77	72
Total distributions from Sunoco LP	$173	$166
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2023, USAC had approximately 101.0 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
June 30, 2021	July 26, 2021	August 6, 2021	0.5250
September 30, 2021	October 25, 2021	November 5, 2021	0.5250
December 31, 2021	January 24, 2022	February 4, 2022	0.5250
March 31, 2022	April 25, 2022	May 6, 2022	0.5250
June 30, 2022	July 25, 2022	August 5, 2022	0.5250
September 30, 2022	October 24, 2022	November 4, 2022	0.5250
December 31, 2022	January 23, 2023	February 3, 2023	0.5250
March 31, 2023	April 24, 2023	May 5, 2023	0.5250
June 30, 2023	July 24, 2023	August 4, 2023	0.5250
September 30, 2023	October 23, 2023	November 3, 2023	0.5250
December 31, 2023	January 22, 2024	February 2, 2024	0.5250

The total amount of distributions to the Partnership from USAC for the periods presented below is as follows:

	Years Ended December 31,
	2023	2022
Distributions from USAC
Limited Partner interests	$97	$97
Total distributions from USAC	$97	$97
Critical Accounting Estimates
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules, and we believe the proper implementation and consistent application of the accounting rules are critical. Our critical accounting policies are discussed below. For further details on our accounting policies see Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results are estimated using volume estimates and market prices for our intrastate transportation and storage segment, our midstream segment, and our NGL and refined products transportation and services segment. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2023 represent the actual results in all material respects.
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

The Partnership determines the fair value of its assets and/or reporting units using the discounted cash flow method, the guideline company method, the reproduction and replacement methods, or a weighted combination of these methods. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our business combination accounting and impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a multi-year average. In addition, the Partnership estimates a reasonable control premium, when appropriate, representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business. Under the reproduction and replacement methods, the Partnership determines the fair value of assets based on the estimated installation, engineering, and set-up costs related to the asset; these methods require the use of trend factors, such as inflation indices.
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
During the years ended December 31, 2023, 2022 and 2021, the Partnership recorded total assets of $9.71 billion, $1.38 billion and $8.58 billion, respectively, in connection with business combinations.
During the years ended December 31, 2023, 2022 and 2021, the Partnership recorded impairments totaling $12 million, $386 million and $21 million, respectively. Additional information on the impairments recorded during these periods is available in Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Management does not believe that any of the Partnership’s goodwill balances, long-lived assets or investments in unconsolidated affiliates is currently at significant risk of a material impairment; however, of the $4.02 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2023, approximately $368 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by approximately 20% or less in the most recent quantitative test.
Estimated Useful Lives of Long-Lived Assets. Depreciation and amortization of long-lived assets is provided using the straight-line method based on their estimated useful lives. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. The Partnership’s results of operations have not been significantly impacted by changes in the estimated useful lives of our long-lived assets during the periods presented, and we do not anticipate any such significant changes in the future. However, changes in facts and circumstances could cause us to change the estimated useful lives of the assets, which could significantly impact the Partnership’s results of operations. Additional information on our accounting policies and the estimated useful lives associated with our long-lived assets is available in Note 2 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”
Legal and Regulatory Matters. We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from claims, orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints. As of December 31, 2023 and 2022, accruals of $285 million and $200 million, respectively, were reflected in our consolidated balance sheets related to these contingent obligations.
For more information on our litigation and contingencies, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this annual report.
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
Losses attributable to unasserted claims are generally reflected in the accruals on an undiscounted basis, to the extent they are probable of occurrence and reasonably estimable. We have established a wholly owned captive insurance company to bear certain risks associated with environmental obligations related to certain sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company.
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheets reflected $277 million and $282 million in environmental accruals as of December 31, 2023 and 2022, respectively.
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
Deferred Income Taxes. Energy Transfer recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal excess business interest expense carryforwards totaling $371 million have been included in Energy Transfer’s consolidated balance sheet as of December 31, 2023. The state NOL carryforward benefits of $96 million ($75 million net of federal benefit) began expiring in 2023 with a substantial portion expiring between 2033 and 2039. Energy Transfer’s corporate subsidiaries have federal NOLs of $1.4 billion ($291 million in benefits), all of which was generated in 2018 or later. A total of $341 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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

The following tables summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2023 and 2022 for the Partnership and its consolidated subsidiaries. Dollar amounts are presented in millions.

	December 31, 2023			December 31, 2022
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	(1,878)	$4	$—	145	$—	$—
Basis Swaps IFERC/NYMEX(1)	(171,185)	16	4	(39,563)	54	3
Swing Swaps	(900)	—	—	—	—	—
Options – Puts	1,900	(2)	—	—	—	—
Option - Calls	250	—	—	—	—	—
Power (Megawatt):
Forwards	155,600	1	—	—	1	—
Futures	(464,897)	—	1	(21,384)	—	—
Options – Puts	136,000	—	—	119,200	—	—
Options – Calls	—	—	—	—	—	—
Crude (MBbls):
Option - Puts	(15)	—	—	—	—	—
Option - Calls	(20)	—	—	—	—	—
NGL/Refined Products (MBbls):
Option - Puts	121	(1)	—	—	—	—
Option - Calls	(43)	(1)	—	—	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	124,210	4	1	42,440	(41)	4
Swing Swaps IFERC	(96,828)	18	1	(202,815)	63	7
Fixed Swaps/Futures	7,125	12	2	(15,758)	51	7
Forward Physical Contracts	(1,751)	8	1	2,423	8	1
NGL (MBbls) – Forwards/Swaps	(13,870)	20	43	6,934	(41)	63
Crude (MBbls) – Forwards/Swaps	(2,674)	8	5	795	26	22
Refined Products (MBbls) – Futures	(4,548)	17	38	(3,547)	(39)	37
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(39,013)	1	1	(37,448)	22	2
Fixed Swaps/Futures	(39,013)	45	9	(37,448)	58	17
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
Interest Rate Risk
As of December 31, 2023, we and our subsidiaries had $3.29 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $33 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (including USAC’s), none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type	Notional Amount Outstanding
		December 31, 2023	December 31, 2022
Energy Transfer
July 2024 (1)	Forward-starting to pay a fixed rate of 3.388% and receive a floating rate based on SOFR	$—	$400
USAC
December 2025	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	700	—
(1)The July 2024 interest rate swaps were terminated and settled in August 2023.
A hypothetical change of 100 basis points in interest rates for USAC’s interest rate swap would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains on interest rate derivatives) of $15 million as of December 31, 2023. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
As of December 31, 2023, the Partnership also had outstanding Series A Preferred Units, Series C Preferred Units and Series D Preferred Units with aggregate liquidation preferences of $950 million, $450 million and $445 million, respectively, for which distributions are based on a floating rate. A hypothetical change of 100 basis points in interest rates would result in a net change in preferred unit distributions of $18 million annually for the Series A Preferred Units, Series C Preferred Units and Series D Preferred Units in the aggregate. Excluding the Series C Preferred Units and the Series D Preferred Units (both of which were redeemed in February 2024), a hypothetical change of 100 basis point would result in a net change of $10 million in Series A Preferred Unit distributions only.
As of December 31, 2023, the Partnership had $600 million of Floating Rate Junior Subordinated Notes outstanding, as well as the Series A Preferred Units, Series C Preferred Units and Series D Preferred Units, the floating rates for each of which were based on the three-month SOFR rate plus a 0.26161% tenor spread adjustment. Such tenor spread adjustment will be in addition to the applicable spread for each series of Preferred Units and Floating Rate Junior Subordinated Notes.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including Marshall S. McCrea, III and Thomas E. Long, Co-Chief Executive Officers of our General Partner (Co-Principal Executive Officers), and Dylan A. Bramhall (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including Messrs. McCrea, Long and Bramhall, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2023.
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
On November 3, 2023, Energy Transfer LP completed its acquisition of Crestwood. Management acknowledges that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Crestwood. We are in the process of integrating Crestwood, and we therefore have excluded Crestwood from our December 31, 2023 assessment of the effectiveness of internal control over financial reporting. Crestwood had total assets of $8.24 billion as of December 31, 2023 and third-party revenues of $789 million from November 3, 2023 to December 31, 2023, which are included in our consolidated financial statements as of and for the year ended December 31, 2023. The impact of the acquisition of Crestwood has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls are being evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 16, 2024 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Crestwood Equity Partners LP (“Crestwood”), a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting seven percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report on Internal Control over Financial Reporting, Crestwood was acquired during 2023. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Crestwood.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 16, 2024

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of January 1, 2024, our Board of Directors is comprised of nine persons, four of whom qualify as “independent” under the NYSE’s corporate governance standards. As a limited partnership, we are not required under the NYSE’s corporate governance standards (Section 303A) to have a majority of independent directors. We have determined that Messrs. Anderson, Brannon, Grimm and Perry are all “independent” under the NYSE’s corporate governance standards.
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
Please note that the preceding internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such internet address or contained on our website in general is intended or deemed to be incorporated by reference in this report.

Annual Certification
In 2023, our Co-Chief Executive Officers provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Michael K. Grimm qualified as an audit committee financial expert during 2023. A description of the qualifications of Mr. Grimm may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and approves the filing of our Form 10-K, which includes our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton that firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of Energy Transfer be included in Energy Transfer’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner as of February 16, 2024. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	68	Executive Chairman of the Board of Directors
Thomas E. Long	67	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Marshall S. (Mackie) McCrea, III	64	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Dylan A. Bramhall	47	Executive Vice President and Group Chief Financial Officer (Principal Financial Officer)
Thomas P. Mason	67	Executive Vice President — Alternative Energy and President — LNG
Bradford D. Whitehurst	49	Executive Vice President of Tax and Corporate Initiatives
James M. Wright, Jr.	55	Executive Vice President, General Counsel and Chief Compliance Officer
A. Troy Sturrock	53	Group Senior Vice President and Controller (Principal Accounting Officer)
Steven R. Anderson	74	Director
Richard D. Brannon	65	Director
Michael K. Grimm	69	Director
John W. McReynolds	73	Director
James R. (Rick) Perry	73	Director
Matthew S. Ramsey	68	Director
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
Dylan A. Bramhall. Mr. Bramhall has served as Executive Vice President and Group Chief Financial Officer of our general partner since November 2022 and currently is also Chief Financial Officer of Sunoco LP’s general partner. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, Capital Markets, Accounting, Financial Reporting and Investor Relations groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
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
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of Energy Transfer’s general partner in July 2012 and served as a director of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey served as the Chief Operating Officer or our general partner from October 2018 until his retirement in April 2022, and served as President and Chief Operating Officer of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey also previously served as a director of Sunoco LP, having served as chairman of Sunoco LP’s board from April 2015 until March 2022, and of USAC, having served on that board from April 2018 until March 2022. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. In addition to his work in the energy business, Mr. Ramsey formerly served on the board of directors of the National Association of Manufacturers, and he is currently a Trustee of the Southwestern Medical Foundation. He is the former Chairman of the University of Texas Chancellor’s Council. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey was selected to serve based on vast experience in the oil and gas space and Energy Transfer believes that he provides valuable industry insight as a member of our Board of Directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2023, except for one late Form 4 filing by each Messrs. McReynolds and Wright.

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
The Partnership has historically granted restricted unit and/or phantom unit awards (“RSUs”) that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. Beginning in 2020, Energy Transfer began granting cash restricted units (“CRSUs”) that vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. For 2020, the awards to employees were generally split equally between RSUs and CRSUs; subsequent to 2020, the awards are generally split based on 75% RSUs and 25% CRSUs. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders. While the Partnership utilizes time-based forms of equity awards, the grant date valuation utilizes a modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are a time-vested vehicle.
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
Distributions to Our General Partner
Our General Partner is majority-owned by Mr. Kelcy Warren. We pay quarterly distributions to our General Partner in accordance with our Partnership Agreement with respect to its ownership of its general partner interest as specified in our Partnership Agreement. The cash distributions we make to our General Partner bear no relationship to the level or components of compensation of our General Partner’s executive officers. Distributions to our General Partner are described in detail in Note 8 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” Our named executive officers also own directly and indirectly certain of our limited partner interests and, accordingly, receive quarterly distributions. Such per-unit distributions equal the per-unit distributions made to all our limited partners and bear no relationship to the level of compensation of the named executive officers or the services they perform as employees.
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
Components of Executive Compensation
For the year ended December 31, 2023, the compensation paid to our named executive officers consisted of the following components:
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
Periodically, the Energy Transfer Compensation Committee engages a third-party independent compensation consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, in 2023 Meridian Compensation Partners, LLC (“Meridian”) completed an evaluation of the market competitiveness of total compensation levels of a number of officers of the Partnership, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including named executive officers during the year ended December 31, 2023. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy.
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
Following Meridian’s 2023 review, the Energy Transfer Compensation Committee reviewed the information provided, including Meridian’s specific summary observations and recommended considerations for all compensation going forward. The observations addressed overall competitive benchmarking, peer company approaches to compensation and short and long-term incentive plan design, the Energy Transfer Compensation Committee considered and reviewed the results of the study performed by Meridian to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Meridian’s conclusions and recommendations. While Meridian found that the Partnership is continuing to achieve its stated objectives with respect to the “at-risk” approach, Meridian also recommended certain adjustments for consideration, which considerations were designed to allow the Partnership to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). In respect of the 2023 Meridian review, the Energy Transfer Compensation Committee, in consultation with Meridian and executive management, approved the adoption of the Amended and Restated Energy Transfer LP Annual Bonus Plan (the “Amended Bonus Plan”) effective as January 1, 2023. The Amended Bonus Plan enhanced potential pay-out for achievement of specific performance goals allowing for a maximum Amended Bonus Plan payout of 130% of target as opposed to the prior Bonus Plan maximum payout of 116%. Specific changes are discussed below under the title of Annual Bonus. Certain of Meridian’s other suggested considerations as part of the review were implemented and others were determined to require additional review and consideration.
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
During the merit review process, the Energy Transfer Compensation Committee considers the recommendations of Mr. Warren, any relevant compensation study data (with the data aged as appropriate) and the merit increase pool set for all employees of the Partnership and/or its employing affiliates. During 2023, the Energy Transfer Compensation Committee approved a 4.75% increase to the base salary of Mr. McCrea to $1,465,788 from the prior level of $1,399,320; a 4.75% increase to the base salary of Mr. Long to $1,465,788 from the previous level of $1,399,320; an approximately 6.75% increase to the base salary of Mr. Bramhall to $613,813 from the previous level of $575,000; and an approximately 4.75% increase to the base salary of Mr. Wright to $576,125 from the previous level of $550,000. In the case of Messrs. Whitehurst and Mason, the Energy Transfer Compensation Committee approved lump-sum cash payments equal to 4.75 % of their existing base salaries, which for Mr. Whitehurst such lump sum was $30,420 and for Mr. Mason was $32,285. The determination regarding the lump-sum payments to Messrs. Whitehurst and Mason were related to certain changes to their roles and responsibilities and the results of the Meridian benchmarking analysis.
Executive Compensation Clawback Policy. In November 2023, the Energy Transfer Compensation Committee adopted the Energy Transfer Executive Officer Incentive Compensation Clawback Policy (the “Clawback Policy”), which requires the Partnership to recover erroneously awarded incentive-based compensation from executive officers in the event the Partnership is required to prepare an accounting restatement. The Clawback Policy applies to any individual who is currently or was previously designated as an “officer” of the Partnership as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, including all of our current NEOs. The Clawback Policy is designed to comply with the requirements of the SEC and the NYSE Listed Company Manual, including (i) the definition of an accounting restatement, (ii) the applicable types of incentive-based compensation, (iii) the relevant recovery period, and (iv) the approach for calculating the recovery amount.
Annual Bonus. In addition to base salary, the Energy Transfer Compensation Committee makes determinations whether to make discretionary annual cash bonus awards to executives, including our named executive officers, following the end of the year under the Amended Bonus Plan. As noted the Amended Bonus Plan replaced the Bonus Plan in connection with certain recommendations contained in Merdian’s 2023 review.
The Amended Bonus Plan is a discretionary annual cash bonus plan available to all employees, including the named executive officers. The purpose of the Amended Bonus Plan is to reward employees for contributions towards the Partnership’s business goals and to aid in motivating employees. The Amended Bonus Plan is administered by the Energy Transfer Compensation Committee and the Energy Transfer Compensation Committee has the authority to establish and interpret the rules and regulations relating to the Amended Bonus Plan, to select participants, to determine and approve the size of any actual award amount, to make all determinations, including factual determinations and to take all other actions necessary or appropriate for the proper administration of the Amended Bonus Plan.
Prior to January 1, 2023, the Bonus Plan provided during each calendar year or any other period designated by the Energy Transfer Compensation Committee (the “Performance Period”) for the Energy Transfer Compensation Committee to evaluate and determine an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA target (“Adjusted EBITDA Target”), (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable departmental budget (“Departmental Budget Target”). For purposes of the Adjusted EBITDA Target and the DCF Target established in the Bonus Plan, the measures of Adjusted EBITDA and Distributable Cash Flow were calculated using the same definitions as used in the Partnership’s publicly reported financial information, including the Partnership’s earnings press releases, investor presentations, and annual and quarterly filings on Forms 10-K and 10-Q. The performance criteria are weighted 60% on the achievement of the Adjusted EBITDA Target, 20% on the achievement of the DCF Target and 20% on the achievement of the Departmental Budget Target (collectively, “Budget Targets”). The total amount of cash to be allocated to the funded bonus pool will range from 0% to 120% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool is 116% of the total pool target and to achieve such funding each of the Adjusted EBITDA and the DCF Target must achieve 120% funding and the Department Budget target must achieve its 100% target. While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
Under the Amended Bonus Plan, for each Performance Period after January 1, 2023, the Energy Transfer Compensation Committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an Adjusted EBITDA

Target, (ii) a DCF Target and (iii) a Departmental Budget Target. Under the Amended Bonus Plan, the Budget Targets were weighted 60% on the achievement of the Adjusted EBITDA Target, 25% on the achievement of the DCF Target and 15% on the achievement of the Departmental Budget Target. Under the Amended Bonus Plan, the DCF Target weighting increased to 25% from 20% under the Bonus and the Budget Target weighting was reduced from 20% to 15%. The total amount of cash to be allocated to the funded bonus pool will range from 0% to 135% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The increased range on the funded bonus pool to 135% of the budgeted DCF Target and Adjusted EBITDA Target under the Amended Bonus Plan represented an increase from 120% each under the Bonus Plan.
The maximum funding of the bonus pool of 130% of the total pool target under the Amended Bonus Plan is an increase from 116% under the Bonus Plan. Maximum funding of the Adjusted EBITDA and the DCF Target under the Amended Bonus Plan requires achievement of 110% of the target as opposed to 120% under the Bonus Plan. The maximum funding of the Amended Bonus Plan at 130% is an increase from the 116% maximum under the Bonus Plan.
While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards under both the Bonus Plan and the Amended Bonus Plan are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
While the achievement of the Budget Targets sets a bonus pool under the Bonus Plan and the Amended Bonus Plan, actual bonus awards are discretionary. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of the Budget Targets during the Performance Period in light of the contribution of each individual to our profitability and success during such year. The Energy Transfer Compensation Committee also considers the recommendation of Mr. Warren in determining the specific annual cash bonus amounts for each of the named executive officers. The Energy Transfer Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and it does not utilize any formulaic approach to determine annual bonuses.
For Messrs. McCrea and Long, their 2023 bonus pool targets were 160% of their respective annual base earnings, consistent with their previous 2022 targets. For 2023, the Energy Transfer Compensation Committee approved short-term annual cash bonus pool targets for Messrs. Whitehurst, Bramhall, Mason and Wright of 130% of their respective annual base earnings, consistent with their previous 2022 targets.
In February 2024, the Energy Transfer Compensation Committee certified 2023 performance results under the Amended Bonus Plan and authorized payment of 100% of the targeted pool. This bonus payout reflected the achievement of 100.9% of the Adjusted EBITDA Target, 99.7% of the DCF Target and 99.7% of, or $28 million under, the Department Budget Target.
Based on the approved results, the Energy Transfer Compensation Committee approved a cash bonus relating to the 2023 calendar year to Messrs. McCrea, Long, Bramhall, Whitehurst, Mason and Wright in the amounts of $2,300,000, $2,300,000, $825,000, $800,000, $840,000 and $775,000, respectively.
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

For 2023, the Energy Transfer Compensation Committee established long-term incentive targets for Messrs. McCrea and Long of 900% of their annual base earnings, consistent with their previous targets. For 2023, the Energy Transfer Compensation Committee approved long-term incentive targets for Messrs. Bramhall, Whitehurst, Mason and Wright of 500%, 500%, 500% and 500%, respectively, of their respective annual base earnings, consistent with their previous targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering Energy Transfer’s modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are time-vested vehicles. For purposes of establishing an initial price, Energy Transfer utilizes a 60 trading-day trailing weighted average price of Energy Transfer common units prior to November 1 of the respective year. This average trading price is then subject to adjustment when Energy Transfer’s TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% of its identified peer group, the Energy Transfer Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If Energy Transfer’s TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% from the trailing weighted average price based on Energy Transfer’s performance as compared to the identified group. For 2022, the peer group included the following:

• Enterprise Products Partners, L.P.	• Plains All American Pipeline, L.P.
• The Williams Companies, Inc.	• MPLX LP
• Kinder Morgan, Inc.
For 2023, the Partnership’s TUR outperformed the identified peer group by approximately 6% based on the average of the identified comparison periods. Consequently, the 2023 long-term incentive base price was decreased to increase the total available restricted pool by approximately 6%.
In December 2023, the Energy Transfer Compensation Committee in consultation with Mr. Warren approved grants of RSUs to Messrs. McCrea, Long, Bramhall, Whitehurst, Mason and Wright of 782,138 units, 782,138 units, 189,750 units, 187,500 units, 187,500 units, and 170,775 units, respectively. The Energy Transfer Compensation Committee also approved grants of CRSUs to Messrs. McCrea, Long, Bramhall, Whitehurst, Mason and Wright of 260,712 units, 260,712 units, 63,250 units, 62,500 units, 62,500 units and 56,925 units, respectively.
The RSUs granted in 2023 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards is generally subject to continued employment through each specified vesting date. The RSU awards entitle the recipients to receive, with respect to each Energy Transfer unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by Energy Transfer to its common unitholders.
The CRSUs granted in 2023 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one Energy Transfer common unit upon vesting. The CRSU do not include rights to DER cash payments.
In approving the grant of such RSUs and CRSUs, including to the named executive officers, the Energy Transfer Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of Energy Transfer’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2023 awards would accelerate in the event of the death or disability of the recipient, including the named executive officers, or in the event of a change in control of Energy Transfer as that term is defined under the Energy Transfer Incentive Plans.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the Energy Transfer Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section

409(A), which may include a six (6) month delay in the vesting after retirement. Beginning in 2022, the retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
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
Affiliate and Subsidiary Equity Awards. In addition to his role as an officer for Energy Transfer during 2023, Mr. Bramhall has certain responsibilities for Sunoco LP, including a leadership role for certain shared service functions. Notwithstanding such responsibilities beginning in 2023, 100% of Mr. Bramhall’s compensation, including his long-term incentive awards, were attributable on to Energy Transfer.
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
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines. As of December 31, 2023, all of the named executive officers were compliant with the level required of the Guidelines as of that date.
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
In addition, in 2021 the Partnership has also adopted the Partnership Severance Plan and Summary Plan Description (the “Severance Plan”), which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the Severance Plan). In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued group health insurance coverage. The Severance Plan also provides that we may determine to pay benefits in addition to those provided under the Severance Plan based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to our named executive officers upon a Qualified Termination have been excluded from “Compensation Tables – Potential Payments Upon a Termination or Change of Control” below.
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
Accounting for Non-Cash Compensation
For non-cash compensation arrangements, we record compensation expense over the vesting period of the awards, as discussed further in Note 2 and Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Compensation Committee Interlocks and Insider Participation
Mr. Steven R. Anderson and Mr. Michael K. Grimm are the only members of the Energy Transfer Compensation Committee. During 2023, no member of the Energy Transfer Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. Mr. Grimm is not a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009, as discussed in his biographical information included in “Item 10. Directors, Executive Officers and Corporate Governance.”
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Thomas E. Long	2023	$1,432,554	$—	$13,282,060	$2,300,000	$—	$25,167	$17,039,781
Co-Chief Executive Officer	2022	1,372,410	—	14,344,161	2,635,027	—	23,917	18,375,515
	2021	1,322,750	—	15,224,039	3,156,400	—	27,014	19,730,203
Marshall S. (Mackie) McCrea, III (4)	2023	1,432,554	—	13,282,060	2,300,000	—	24,044	17,038,658
Co-Chief Executive Officer	2022	1,372,410	1,600,000	14,344,161	2,635,027	—	22,794	19,974,392
	2021	1,322,750	3,225,000	13,734,458	3,156,400	—	22,044	21,460,652
Dylan A. Bramhall	2023	594,406	—	3,222,286	825,000	—	17,760	4,659,452
Group Chief Financial Officer	2022	429,808	—	3,241,514	700,000	—	16,298	4,387,620

Bradford D. Whitehurst	2023	670,845	—	3,184,077	800,000	—	19,760	4,674,682
Executive Vice President – Tax and Corporate Initiatives	2022	628,125	—	3,646,060	950,000	—	18,510	5,242,695
	2021	605,413	—	3,102,694	1,174,000	—	15,760	4,897,867
Thomas P. Mason	2023	711,980	—	3,184,077	840,000	—	23,167	4,759,224
Executive Vice President – Alternative Energy and President – LNG	2022	666,595	—	3,870,995	1,040,900	—	21,917	5,600,407
	2021	642,445	—	3,279,498	1,252,000	—	22,706	5,196,649
James M. Wright, Jr.	2023	563,063	—	2,900,058	775,000	13,991	90,391	4,342,503
Executive Vice President, General Counsel and Chief Compliance Officer	2022	488,808	—	1,963,263	762,540	18,550	19,120	3,252,281

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
(3)The amounts reflected for 2023 in this column include (i) matching contributions to the Energy Transfer 401(k) Plan made on behalf of the named executive officers of $16,500 each for Messrs. Long, McCrea, Bramhall, Whitehurst, Mason and Wright, and (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Long, McCrea, Whitehurst and Wright, (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers, and (iv) $68,279 in relocation costs for Mr. Wright. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2023, distribution payments in connection with distribution equivalent rights totaled $3,762,597 for Mr. Long, $4,425,772 for Mr. McCrea, $625,571 for Mr. Bramhall, $1,121,545 for Mr. Whitehurst, $1,180,863 for Mr. Mason, and $531,209 for Mr. Wright; these amounts include distribution payments on Sunoco LP unit awards for those executives with such unvested awards.
(4)The amounts reflected in the bonus column for Mr. McCrea in 2022 and 2021 include $1,600,000 per year paid in connection with a time-vested cash award granted in 2020, which represented 50% of Mr. McCrea’s total equity award target for that year; no additional amounts remain outstanding under that award. The amount reflected in the bonus column for 2021 for Mr. McCrea also includes the vesting and payment on February 1, 2021 of a one-time, time-vested cash award of $1,625,000 to Mr. McCrea, which was originally granted in October 2020 in connection with Mr. McCrea’s assumption of his role as Co-Chief Executive Officer.

Grants of Plan-Based Awards in 2023

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards (1)
Energy Transfer Unit Awards:
Thomas E. Long	12/8/2023	782,138	$10,402,435
Marshal S. (Mackie) McCrea, III	12/8/2023	782,138	10,402,435
Dylan A. Bramhall	12/8/2023	189,750	2,523,675
Bradford D. Whitehurst	12/8/2023	187,500	2,493,750
Thomas P. Mason	12/8/2023	187,500	2,493,750
James M. Wright, Jr.	12/8/2023	170,775	2,271,308
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/8/2023	260,712	2,879,625
Marshal S. (Mackie) McCrea, III	12/8/2023	260,712	2,879,625
Dylan A. Bramhall	12/8/2023	63,250	698,611
Bradford D. Whitehurst	12/8/2023	62,500	690,327
Thomas P. Mason	12/8/2023	62,500	690,327
James M. Wright, Jr.	12/8/2023	56,925	628,750
(1)We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” For Energy Transfer cash restricted unit awards, the grant date fair value is discounted for the expected distribution yield during the vesting period, as those awards do not include distribution equivalent rights.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.
Outstanding Equity Awards at 2023 Fiscal Year-End

Name	Grant Date(1)	Unit Awards (1)
		Number of Units That Have Not Vested(2) (#)	Market or Payout Value of Units That Have Not Vested (3) ($)
Energy Transfer Unit Awards:
Thomas E. Long	12/8/2023	782,138	$10,793,504
	12/12/2022	958,950	13,233,510
	12/16/2021	1,121,250	15,473,250
	12/30/2020	264,872	3,655,234
	12/16/2019	86,000	1,186,800
Marshal S. (Mackie) McCrea, III	12/8/2023	782,138	10,793,504
	12/12/2022	958,950	13,233,510
	12/16/2021	1,121,250	15,473,250
	12/30/2020	395,266	5,454,671
	12/16/2019	272,960	3,766,848
Dylan A. Bramhall	12/8/2023	189,750	2,618,550
	12/12/2022	175,125	2,416,725
	12/16/2021	83,400	1,150,920
	12/30/2020	15,000	207,000
	12/16/2019	21,000	289,800
Bradford D. Whitehurst	12/8/2023	187,500	2,587,500
	12/12/2022	243,750	3,363,750
	12/16/2021	228,000	3,146,400
	12/30/2020	66,640	919,632
	12/16/2019	60,920	840,696

Thomas P. Mason	12/8/2023	187,500	2,587,500
	12/12/2022	258,788	3,571,274
	12/16/2021	300,300	4,144,140
	12/30/2020	93,960	1,296,648
	12/16/2019	85,920	1,185,696
James M. Wright, Jr.	12/8/2023	170,775	2,356,695
	12/12/2022	131,250	1,811,250
	12/16/2021	131,944	1,820,827
	12/30/2020	39,502	545,128
	12/16/2019	36,120	498,456
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/8/2023	260,712	3,004,546
	12/12/2022	213,100	2,568,488
	12/16/2021	124,584	1,570,643
Marshal S. (Mackie) McCrea, III	12/8/2023	260,712	3,004,546
	12/12/2022	213,100	2,455,847
	12/16/2021	124,584	1,501,607
Dylan A. Bramhall	12/8/2023	63,250	728,918
	12/12/2022	38,917	469,061
	12/16/2021	9,267	116,830
Bradford D. Whitehurst	12/8/2023	62,500	720,274
	12/12/2022	54,167	652,869
	12/16/2021	25,334	319,389
Thomas P. Mason	12/8/2023	62,500	720,274
	12/12/2022	57,508	693,142
	12/16/2021	33,367	420,662
James M. Wright, Jr.	12/8/2023	56,925	656,026
	12/12/2022	29,167	351,549
	12/16/2021	14,661	184,833
Sunoco LP Unit Awards:
Thomas E. Long	12/30/2020	11,120	666,422
	12/16/2019	7,800	467,454
Dylan A. Bramhall	12/12/2022	14,200	851,006
	12/16/2021	13,000	779,090
	12/30/2020	6,400	383,552
	10/27/2020	8,000	479,440
Bradford D. Whitehurst	12/16/2021	16,100	964,873
	12/30/2020	10,400	623,272
	12/16/2019	7,280	436,290
(1)Certain of these outstanding awards represent subsidiary awards that converted into Energy Transfer awards upon the in connection with restructuring transactions in prior periods.
(2)Energy Transfer and Sunoco LP unit awards outstanding vest as follows:
•at a rate of 60% in December 2026 and 40% in December 2028 for awards granted in December 2023;
•at a rate of 60% in December 2025 and 40% in December 2027 for awards granted in December 2022;
•at a rate of 60% in December 2024 and 40% in December 2026 for awards granted in December 2021;
•100% in December 2025 for the remaining outstanding portion awards granted in October and December 2020; and
•100% in December 2024 for the remaining outstanding portion of awards granted in December 2019.
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
Energy Transfer cash restricted unit awards granted in December 2023 vest 1/3 per year in December 2024, 2025 and 2026. Energy Transfer cash restricted unit awards granted in December 2022 vest 1/2 per year in December 2024 and 2025. The remaining outstanding Energy Transfer cash restricted unit awards granted in December 2021 vest in December 2024.
(3)Market value was computed as the number of unvested awards as of December 31, 2023 multiplied by the closing price of respective common units of Energy Transfer and Sunoco LP. For Energy Transfer cash restricted unit awards, the grant date fair value is discounted for the expected distribution yield during the vesting period, as those awards do not include distribution equivalent rights.
Units Vested in 2023

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Energy Transfer Unit Awards:
Thomas E. Long	497,978	$6,852,177
Marshall S. (Mackie) McCrea, III	835,195	11,492,283
Dylan A. Bramhall	40,500	557,280
Bradford D. Whitehurst	154,036	2,119,535
Thomas P. Mason	217,196	2,988,617
James M. Wright, Jr.	91,313	1,256,467
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	290,650	3,999,344
Marshall S. (Mackie) McCrea, III	231,133	3,180,390
Dylan A. Bramhall	41,225	567,261
Bradford D. Whitehurst	107,950	1,485,397
Thomas P. Mason	140,421	1,932,193
James M. Wright, Jr.	62,162	855,349
Sunoco LP Unit Awards:
Thomas E. Long	24,410	1,293,242
Dylan A. Bramhall	21,600	1,144,368
Bradford D. Whitehurst	23,258	1,232,209
(1)Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of applicable common units upon the vesting date.
We have not issued option awards.
Nonqualified Deferred Compensation Table
A description of the key provisions of the Partnership’s deferred compensation plan can be found in the compensation discussion and analysis above.

Name	Executive Contributions in Last FY ($) Acquired on Vesting (#)	Registrant Contributions in Last FY ($) ($) (1)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
James M. Wright, Jr.	—	—	13,991	—	83,736
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2023:

Name	Benefit	Termination due to Death or Disability ($) (1)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Thomas E. Long (2)	Unit Vesting	$53,734,034	$—	$53,734,034	$—
Marshall S. (Mackie) McCrea, III	Unit Vesting	56,979,648	—	56,979,648	—
Dylan A. Bramhall (2)	Unit Vesting	10,713,868	—	10,713,868	—
Bradford D. Whitehurst (2)	Unit Vesting	15,310,675	—	15,310,675	—
Thomas P. Mason	Unit Vesting	14,901,833	—	14,901,833	—
James M. Wright, Jr.	Unit Vesting	8,422,747	—	8,422,747	—
(1)The amounts reflected above represent the product of the number of RSUs and CRSUs units that were subject to vesting/restrictions on December 31, 2023 multiplied by the closing price of applicable common units on that date.
(2)For Messrs. Long, Bramhall and Whitehurst, the amounts reported above include outstanding Energy Transfer plan-based awards and outstanding Sunoco LP restricted units.
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
For the 2023 calendar year, the annual total compensation of Messrs. Long and McCrea, as reported in the Summary Compensation Table of this Item 11 was $17,039,781 and $17,038,658, respectively.

The median total compensation of the employees supporting the Partnership (other than Messrs. Long and McCrea) was $147,362 for 2023.
Based on this information, for 2023 the ratio of the annual total compensation of Messrs. Long and McCrea to the median of the annual total compensation of the employees supporting the Partnership as of December 31, 2023 was approximately 116 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2023, the applicable employee populations consisted of 10,579 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2023 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2023.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2023 resulting in an annual compensation of $147,362 with total cash compensation of $126,264 The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $13,908) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $7,190 per employee, includes $4,501 per employee on average matching contribution and $2,689 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).
5.With respect to Messrs. Long and McCrea, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table under this Item 11.
Director Compensation
In 2023, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the Energy Transfer Audit Committee, such director would receive an annual cash retainer ($15,000 or $25,000 in the case of the chairman). If a director served on the Energy Transfer Compensation Committee, such director would receive an annual cash retainer ($7,500 or $15,000 in the case of the chairman). The fees for membership on the Conflicts Committee are determined on a per instance basis for each committee assignment.
The outside directors of our General Partner are also entitled to an annual restricted unit award under the Energy Transfer Incentive Plans equal to an aggregate of $125,000 based on the same grant date valuation as is used for annual long-term incentive awards made to Partnership officers, including the named executive officers, through the annual modified total unitholder return analysis. These Energy Transfer common units will vest 60% after the third year and the remaining 40% after the fifth year after the grant date. The compensation expense recorded is based on the grant-date market value of the Energy Transfer common units and is recognized over the vesting period. Distributions are paid during the vesting period.
The compensation paid to the non-employee directors of our General Partner in 2023 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Steven R. Anderson	$122,500	$137,162	$—	$259,662
Richard D. Brannon	125,000	137,162	—	262,162
Ray C. Davis (3)	25,000	—	—	25,000
Michael K. Grimm	130,000	137,162	—	267,162
John W. McReynolds	100,000	137,162	—	237,162
James R. Perry	100,000	137,162	—	237,162
Matthew S. Ramsey	100,000	137,162	—	237,162
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
As discussed above, the number of units awarded is based on the annual award amount of $125,000 divided by the same grant-date valuation as is used for annual long-term incentive award to Partnership officers through the modified total unitholders return analysis.
(3)Mr. Davis resigned from the board of directors of our General Partner, effective December 31, 2022, the fess paid in cash in 2023 above relate to services performed in 2022.
As of December 31, 2023, Mr. Anderson had 46,584 unvested Energy Transfer restricted units outstanding, Mr. Brannon had 46,584 unvested Energy Transfer restricted units outstanding, Mr. Grimm had 46,584 unvested Energy Transfer restricted units outstanding, Mr. McReynolds had 24,172 unvested Energy Transfer restricted units outstanding, Mr. Perry had 44,565 unvested Energy Transfer restricted units outstanding and Mr. Ramsey had 21,302 unvested Energy Transfer restricted units outstanding.
The executive chairman and the employee directors do not receive compensation for their service on the board of our General Partner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	39,105,067	—	42,904,968
Total	39,105,067	$—	42,904,968
Energy Transfer LP Units
The following table sets forth certain information as of February 9, 2024, regarding the beneficial ownership of our voting securities by (i) certain beneficial owners of more than 5% of our Common Units, (ii) each director and named executive officer of our General Partner and (iii) all current directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

	Beneficially Owned (2)		Percent of Class
Name and Address of Beneficial Owner (1)	Common Units	Class A Units(3)	Common Units	Class A Units
Kelcy L. Warren (4)	298,799,984	833,543,364	8.9%	100.0%
Thomas E. Long	1,075,649	—	*	N/A
Marshall S. (Mackie) McCrea, III (5)	3,783,579	—	*	N/A
Dylan A. Bramhall	134,506	—	*	N/A
Thomas P. Mason	891,285	—	*	N/A
Bradford D. Whitehurst (6)	663,131	—	*	N/A
James M. Wright, Jr.	276,646	—	*	N/A
Steven R. Anderson (7)	1,569,047	—	*	N/A
Richard D. Brannon (8)	708,936	—	*	N/A
Michael K. Grimm (9)	768,811	—	*	N/A
John W. McReynolds (10)	30,225,200	—	*	N/A
James R. Perry	135,873	—	*	N/A
Matthew S. Ramsey	1,121,845	—	*	N/A
All Directors and Executive Officers as a group (14 persons)	340,294,745	833,543,364	10.1%	100.0%
*Less than 1%
(1)The address for all listed beneficial owners is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(2)Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. The nature of beneficial ownership for all listed persons is direct with sole investment and disposition power unless otherwise noted. The beneficial ownership of each listed person is based on 3,367,757,556 common units outstanding in the aggregate as of February 9, 2024.
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
(4)Includes 120,385,650 common units held by Kelcy Warren Partners, L.P. and 10,224,429 common units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 100,577,803 common units held by Kelcy Warren Partners III, LLC formerly known as Seven Bridges Holdings, LLC, of which Mr. Warren is a member. Also includes 328,383 common units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 601,076 common units and 833,543,364 Energy Transfer Class A Units held by LE GP, LLC. Mr. Warren may be deemed to own common units and Energy Transfer Class A Units held by LE GP, LLC due to his ownership of 81.2% of its member interests. Mr. Warren disclaims beneficial ownership of common units and Energy Transfer Class A Units owned by LE GP, LLC other than to the extent of his interest in such entity. Also includes 104,166 common units held by Mr. Warren’s spouse. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%.

(5)Includes 45,389 common units held by a trust for the benefit of Mr. McCrea’s son, for which Mr. McCrea serves as trustee. Mr. McCrea disclaims beneficial ownership of these units.
(6)Includes 328,617 common units held by Mr. Whitehurst in a margin account.
(7)Includes 1,544,558 common units held by Steven R. Anderson Revocable Trust, for which Mr. Anderson serves as trustee. Includes 603,100 common units pledged as collateral for a line of credit.
(8)Includes 580,000 common units held by B4 Capital Investments, LP, a limited partnership of which a limited liability company owned by Mr. Brannon and his wife is the sole general partner and of which Mr. Brannon and his wife are the sole limited partners.
(9)Includes 581,799 common units held Grimm Family Limited Partnership, a limited partnership of which a limited liability company owned by Mr. Grimm is the sole general partner.
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
Additional information on our related party transactions is included in Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2023	2022
Audit fees (1)	$9.4	$9.2
Audit-related fees(2)	1.8	1.6
Total	$11.2	$10.8
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
(2)Includes fees for audit-related services of subsidiary entities.
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2023 and 2022 were pre-approved by the Audit Committee in accordance with this policy.
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
•the aggregate fees billed by our external auditors for each of the previous two years; and
•the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:	Page

(1) Financial Statements – see Index to Financial Statements	F - 1

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits	163

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
3.2
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1-32740) filed November 6, 2023)

4.1
Indenture, dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed September 20, 2010)

4.2
Fourth Supplemental Indenture, dated December 2, 2013 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed December 2, 2013)

4.3
Fifth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed May 28, 2014)

4.4
Sixth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed May 28, 2014)

4.5
Seventh Supplemental Indenture, dated May 22, 2015 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed May 22, 2015)

4.6
Eighth Supplemental Indenture dated October 18, 2017 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed October 18th, 2017)

4.7
Ninth Supplemental Indenture, dated as of March 25, 2019, between Energy Transfer LP and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed March 27, 2019)

4.8
Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-11727) filed January 19, 2005)

4.9
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-11727) filed October 25, 2006)

4.10
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed March 31, 2008)

4.11
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed May 12, 2011)

Exhibit Number	Description
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

4.29
Indenture, dated as of June 8, 2018, among Energy Transfer Partners, L.P. as issuer, Sunoco Logistics Partners Operations L.P., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-31219) filed June 8, 2018)

Exhibit Number	Description
4.30
First Supplemental Indenture, dated as of June 8, 2018, by and among Energy Transfer Partners, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed June 8, 2018)

4.31
Second Supplemental Indenture, dated as of January 15, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed January 15, 2019)

4.32
Third Supplemental Indenture, dated as of March 25, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed March 27, 2019)

4.33
Fourth Supplemental Indenture dated as of January 22, 2020, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed January 22, 2020)

4.34
Fifth Supplemental Indenture, dated as of December 28, 2021, by and among Energy Transfer LP, Enable Midstream Partners, LP and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed December 28, 2021)

4.35
Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-36413) filed May 29, 2014)

4.36
First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, as issuer, CenterPoint Energy Resources Corp., as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed May 29, 2014)

4.37
Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP, as issuer, CenterPoint Energy Resources Corp., as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed March 9, 2017)

4.38
Third Supplemental Indenture, dated as of May 10, 2018, by and among Enable Midstream Partners, LP, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed May 10, 2018)

4.39
Fourth Supplemental Indenture, dated as of September 13, 2019, by and among Enable Midstream Partners, LP, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed September 13, 2019)

4.40
Indenture, dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4(a) to Form 10-Q (File No. 001-02921) filed May 15, 1999)

4.41
First Supplemental Indenture dated, as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company (incorporated by reference to Exhibit 4(b) to Form 10-Q (File No. 001-02921) filed May 15, 1999)

4.42
Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K/A (File No. 001-06407) filed October 24, 2006)

4.43
Third Supplemental Indenture, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.44
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed June 11, 2008)

4.45
Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between PEPL and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed May 28, 2009)

4.46
Supplemental Indenture No. 3, dated as of June 24, 2013 between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.47
Supplemental Indenture No. 4, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-06407) filed June 26, 2013)

Exhibit Number	Description
4.48
Third Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.49
Fourth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.50
Fifth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.51
Seventeenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.52
Nineteenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.53
Eleventh Supplemental Indenture, dated April 1, 2021 by and between Energy Transfer LP, Regency Energy Finance Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.54
Sixth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-11727) filed April 30, 2015)

4.55
Seventh Supplemental Indenture, dated as of May 28, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, Energy Transfer Partners, L.P., as co-obligor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed June 1, 2015)

4.56
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-11727) filed August 13, 2015)

4.57
Ninth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 1-31219) filed December 6, 2017)

4.58
Supplemental Indenture No. 6, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.59
Fifth Supplemental Indenture, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.60
Eighth Supplemental Indenture, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.61
Indenture, dated as of December 14, 2022, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed December 14, 2022)

4.62
First Supplemental Indenture, dated as of December 14, 2022, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed December 14, 2022)

4.63
Second Supplemental Indenture, dated as of October 13, 2023, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed October 13, 2023

4.64
Third Supplemental Indenture, dated as of January 25, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed January 25, 2024

4.65
Fourth Supplemental Indenture, dated as of January 25, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed January 25, 2024

Exhibit Number	Description
4.66
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series C Preferred Units (incorporated by reference to Exhibit 4.43 to Form 10-K (File No. 1-32740) filed February 18, 2022)

4.67
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

4.69*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series I Preferred Units
4.70*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of common units
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

10.13+	Amendment No. 2 to the Energy Transfer Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32740) filed February 18, 2022)
10.14+	Energy Transfer LP Annual Bonus Plan (incorporated by reference to Exhibit 10.23 to Form 10-K (File No. 1-32740) filed February 22, 2019)
10.15*+	Energy Transfer LP Amended and Restated Annual Bonus Plan
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

Exhibit Number	Description
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

10.22
Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed December 14, 2009)

10.23
Amended and Restated Credit Agreement, dated as of April 11, 2022, by and among Energy Transfer LP, as borrower, Wells Fargo Bank, National Association., as administrative agent, swingline lender and an LC issuer and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 1-32740) filed April 12, 2022)

10.24
Guarantee of Collection, dated as of April 30, 2013, by and between Regency Energy Partners LP, PEPL Holdings, LLC and Regency Energy Finance Corp. (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-11727) filed April 30. 2013)

10.25
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

10.26
Guarantee of Collection, made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed March 28, 2012)

10.27
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-11727) filed March 28, 2012)

10.28
Form of Commercial Paper Dealer Agreement between Energy Transfer Partners, L.P., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-11727) filed August 22, 2016)

21.1*	List of Subsidiaries
22.1	Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 of Form 10-Q (File No. 1-32740) filed August 5, 2021)
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Energy Transfer LP Executive Officer Incentive Compensation Clawback Policy
101*	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) in this Form 10-K include: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income; (iv) our Consolidated Statement of Equity; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	February 16, 2024	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Executive Chairman	February 16, 2024
Kelcy L. Warren

/s/ Marshall S. McCrea, III	Co-Chief Executive Officer and Director	February 16, 2024
Marshall S. McCrea, III	(Co-Principal Executive Officer)

/s/ Thomas E. Long	Co-Chief Executive Officer and Director	February 16, 2024
Thomas E. Long	(Co-Principal Executive Officer)

/s/ Dylan A. Bramhall	Executive Vice President and Group Chief Financial Officer	February 16, 2024
Dylan A. Bramhall	(Principal Financial Officer)

/s/ A. Troy Sturrock	Group Senior Vice President and Controller	February 16, 2024
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Steven R. Anderson	Director	February 16, 2024
Steven R. Anderson

/s/ Richard D. Brannon	Director	February 16, 2024
Richard D. Brannon

/s/ Michael K. Grimm	Director	February 16, 2024
Michael K. Grimm

/s/ John W. McReynolds	Director	February 16, 2024
John W. McReynolds

/s/ James R. Perry	Director	February 16, 2024
James R. Perry

/s/ Matthew S. Ramsey	Director	February 16, 2024
Matthew S. Ramsey

ENERGY TRANSFER LP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2024 expressed an unqualified opinion.
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
Goodwill Impairment Assessment
As described further in Note 2 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $4.02 billion as of December 31, 2023. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential asset impairment has occurred. As of December 31, 2023, there was $368 million of goodwill associated with a reporting unit within the NGL and Refined Products Transportation and Services segment in which we identified the Partnership’s determination of the fair value of the reporting unit as a critical audit matter.
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
Our audit procedures related to the valuation of the reporting unit within the NGL and Refined Products Transportation and Services segment included the following, among others:
•We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future cash flows, the discount rate used, and valuation methodologies applied.

•We assessed the reasonableness of management’s forecast of future projected results by comparing such items to industry projections and conditions found in industry reports.
•We tested forecasted revenues and expected future cash flows by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases in forecasted revenues and expected future cash flows.
•We tested significant operating expenses and cash expenditures by comparing to historical trends and evaluating significant deviations from recent actual amounts.
We utilized our valuation specialists to evaluate:
•The methodologies used and whether they were acceptable for the underlying assets or operations and whether such methodologies were being applied correctly, and
•The appropriateness of the discount rate by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.
Fair Value of Assets Acquired in the Acquisition of Crestwood Equity Partners LP
As described in Note 3 to the consolidated financial statements, on November 3, 2023, the Partnership completed the acquisition of Crestwood Equity Partners LP (“Crestwood") and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date. The Partnership used an independent valuation specialist to assist in the preparation of the valuation. The acquired fair value of personal property and customer-relationship intangible assets were valued at $4.46 billion and $1.11 billion, respectively. The excess purchase price over the fair value of the net assets acquired was recorded to goodwill. We identified the fair value determination of the personal property and customer-relationship intangible assets to be a critical audit matter.
The principal considerations for our determination that the estimation of the fair value of the personal property and customer-relationship intangible assets as a critical audit matter are that there are significant judgments required by management when determining the fair value. In particular, the significant judgments were the replacement cost assumptions and methodology used for personal property as well as the estimated long-term cash flows and the discount rate related to the fair value of the customer-relationship intangible assets. This led to a high degree of auditor judgment, subjectivity, and effort in performing procedures along with the involvement of our valuation specialists to assist in performing these procedures and evaluating the audit evidence obtained.
Our audit procedures related to the valuation of personal property and customer-relationship intangible assets included the following, among others:
•We tested the effectiveness of controls relating to management’s review of the valuation methodologies applied, assumptions used to develop the long-term cash flows, and the reconciliation of cash flows prepared by management to the data used in the valuation.
•We assessed the objectivity, experience, and qualifications of management’s independent valuation specialist.
•We tested expected future cash flows used in the valuation of customer-relationship intangible assets by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases in future cash flows.
•We tested significant capital expenditures projections and obtained evidence of approvals of capital projects.
We utilized our valuation specialists to evaluate:
•The methodologies used to estimate the fair value of personal property and whether they were acceptable for the underlying assets or operations and whether such methodologies were reasonably applied,
•The appropriateness of the replacement cost of personal property, by evaluating whether the replacement cost assigned was reasonable for the underlying assets based upon a reasonable range, and
•The methodology and assumptions used to value the customer-relationship intangible assets, including the discount rate by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2004.
Dallas, Texas
February 16, 2024

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$161	$257
Accounts receivable, net	9,047	8,466
Accounts receivable from related companies	101	93
Inventories	2,478	2,461
Income taxes receivable	67	68
Derivative assets	66	10
Other current assets	513	726
Total current assets	12,433	12,081

Property, plant and equipment	114,932	105,996
Accumulated depreciation and depletion	(29,581)	(25,685)
Property, plant and equipment, net	85,351	80,311

Investments in unconsolidated affiliates	3,097	2,893
Lease right-of-use assets, net	826	819
Other non-current assets, net	1,733	1,558
Intangible assets, net	6,239	5,415
Goodwill	4,019	2,566
Total assets	$113,698	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)

	December 31,
	2023	2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,663	$6,952
Accounts payable to related companies	21	17
Derivative liabilities	8	23
Operating lease current liabilities	56	45
Accrued and other current liabilities	3,521	3,329
Current maturities of long-term debt	1,008	2
Total current liabilities	11,277	10,368

Long-term debt, less current maturities	51,380	48,260
Non-current derivative liabilities	4	23
Non-current operating lease liabilities	778	798
Deferred income taxes	3,931	3,701
Other non-current liabilities	1,611	1,341

Commitments and contingencies
Redeemable noncontrolling interests	778	493

Equity:
Limited Partners:
Preferred Unitholders (113,648,967 and 72,184,780 units authorized, issued and outstanding as of December 31, 2023 and 2022, respectively)	6,459	6,051
Common Unitholders (3,367,525,806 and 3,094,445,367 units authorized, issued and outstanding as of December 31, 2023 and 2022, respectively)	30,197	26,960
General Partner	(2)	(2)
Accumulated other comprehensive income	28	16
Total partners’ capital	36,682	33,025
Noncontrolling interests	7,257	7,634
Total equity	43,939	40,659
Total liabilities and equity	$113,698	$105,643
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2023	2022	2021
REVENUES:
Refined product sales	$23,389	$26,020	$17,766
Crude sales	23,492	23,473	15,299
NGL sales	15,957	20,114	15,243
Gathering, transportation and other fees	11,428	10,907	9,229
Natural gas sales	3,259	8,535	9,159
Other	1,061	827	721
Total revenues	78,586	89,876	67,417
COSTS AND EXPENSES:
Cost of products sold	60,541	72,232	50,395
Operating expenses	4,368	4,338	3,574
Depreciation, depletion and amortization	4,385	4,164	3,817
Selling, general and administrative	985	1,018	818
Impairment losses and other	12	386	21
Total costs and expenses	70,291	82,138	58,625
OPERATING INCOME	8,295	7,738	8,792
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(2,578)	(2,306)	(2,267)
Equity in earnings of unconsolidated affiliates	383	257	246
Gains (losses) on extinguishments of debt	2	—	(38)
Gains on interest rate derivatives	36	293	61
Non-operating litigation-related loss	(627)	—	—
Other, net	86	90	77
INCOME BEFORE INCOME TAX EXPENSE	5,597	6,072	6,871
Income tax expense	303	204	184
NET INCOME	5,294	5,868	6,687
Less: Net income attributable to noncontrolling interests	1,299	1,061	1,167
Less: Net income attributable to redeemable noncontrolling interests	60	51	50
NET INCOME ATTRIBUTABLE TO PARTNERS	3,935	4,756	5,470
General Partner’s interest in net income	3	4	6
Preferred Unitholders’ interest in net income	463	422	285
Common Unitholders’ interest in net income	$3,469	$4,330	$5,179
NET INCOME PER COMMON UNIT:
Basic	$1.10	$1.40	$1.89
Diluted	$1.09	$1.40	$1.89
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$5,294	$5,868	$6,687
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	4	(10)	1
Actuarial gain (loss) relating to pension and other postretirement benefits	13	(12)	12
Foreign currency translation adjustment	(6)	(6)	4
Change in other comprehensive income from unconsolidated affiliates	1	24	3
	12	(4)	20
Comprehensive income	5,306	5,864	6,707
Less: Comprehensive income attributable to noncontrolling interests	1,299	1,055	1,170
Less: Comprehensive income attributable to redeemable noncontrolling interests	60	51	50
Comprehensive income attributable to partners	$3,947	$4,758	$5,487
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Unitholders	Preferred Unitholders	General Partner	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, December 31, 2020	$18,531	$—	$(8)	$6	$12,859	$31,388
Preferred units converted in Rollup Mergers	—	4,768	—	—	(4,768)	—
Distributions to partners	(1,616)	(280)	(2)	—	—	(1,898)
Distributions to noncontrolling interests	—	—	—	—	(1,487)	(1,487)
Common units repurchased	(31)	—	—	—	—	(31)
Units issued	—	889	—	—	—	889
Capital contributions from noncontrolling interests	—	—	—	—	226	226
Enable acquisition	3,117	392	—	—	34	3,543
Other comprehensive income, net of tax	—	—	—	17	3	20
Other, net	50	(3)	—	—	11	58
Net income, excluding amounts attributable to redeemable noncontrolling interests	5,179	285	6	—	1,167	6,637
Balance, December 31, 2021	25,230	6,051	(4)	23	8,045	39,345
Distributions to partners	(2,623)	(422)	(2)	—	—	(3,047)
Distributions to noncontrolling interests	—	—	—	—	(1,547)	(1,547)
Capital contributions from noncontrolling interests	—	—	—	—	405	405
Energy Transfer Canada sale	—	—	—	(9)	(337)	(346)
Other comprehensive income (loss), net of tax	—	—	—	2	(6)	(4)
Other, net	23	—	—	—	13	36
Net income, excluding amounts attributable to redeemable noncontrolling interests	4,330	422	4	—	1,061	5,817
Balance, December 31, 2022	26,960	6,051	(2)	16	7,634	40,659
Distributions to partners	(3,777)	(468)	(3)	—	—	(4,248)
Distributions to noncontrolling interests	—	—	—	—	(1,691)	(1,691)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	12	—	12
Lotus Midstream acquisition	574	—	—	—	—	574
Crestwood acquisition	2,953	413	—	—	—	3,366
Other, net	18	—	—	—	12	30
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,469	463	3	—	1,299	5,234
Balance, December 31, 2023	$30,197	$6,459	$(2)	$28	$7,257	$43,939
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$5,294	$5,868	$6,687
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,385	4,164	3,817
Deferred income taxes	203	187	141
Inventory valuation adjustments	114	(5)	(190)
Non-cash compensation expense	130	115	111
Impairment losses	12	386	21
(Gains) losses on extinguishments of debt	(2)	—	38
Distributions on unvested awards	(68)	(73)	(47)
Equity in earnings of unconsolidated affiliates	(383)	(257)	(246)
Distributions from unconsolidated affiliates	353	232	212
Other non-cash	(32)	(64)	103
Net change in operating assets and liabilities, net of effects of acquisitions	(451)	(1,502)	515
Net cash provided by operating activities	9,555	9,051	11,162
INVESTING ACTIVITIES:
Cash paid for Crestwood acquisition, net of cash received	(288)	—	—
Cash paid for Lotus Midstream acquisition, net of cash received	(930)	—	—
Cash paid for other acquisitions, net of cash received	(111)	(1,141)	(205)
Capital expenditures, excluding allowance for equity funds used during construction	(3,134)	(3,381)	(2,822)
Contributions in aid of construction costs	40	56	43
Contributions to unconsolidated affiliates	(6)	—	(4)
Distributions from unconsolidated affiliates in excess of cumulative earnings	63	62	167
Proceeds from sale of Energy Transfer Canada interest	—	302	—
Proceeds from sales of other assets	38	78	45
Other	3	2	1
Net cash used in investing activities	(4,325)	(4,022)	(2,775)
FINANCING ACTIVITIES:
Proceeds from borrowings	32,130	28,838	21,267
Repayments of debt	(31,416)	(29,681)	(27,318)
Preferred units issued for cash	—	—	889
Capital contributions from noncontrolling interests	3	405	226
Distributions to partners	(4,248)	(3,047)	(1,898)
Distributions to noncontrolling interests	(1,691)	(1,547)	(1,487)
Distributions to redeemable noncontrolling interests	(59)	(49)	(49)
Common units repurchased under buyback program	—	—	(31)
Debt issuance costs	(45)	(27)	(14)
Other	—	—	(3)
Net cash used in financing activities	(5,326)	(5,108)	(8,418)
Decrease in cash and cash equivalents	(96)	(79)	(31)
Cash and cash equivalents, beginning of period	257	336	367
Cash and cash equivalents, end of period	$161	$257	$336
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
•All of ETO’s long-term debt was assumed by Energy Transfer.
•Each issued and outstanding ETO preferred unit was converted into the right to receive one newly created Energy Transfer preferred unit. A description of the Energy Transfer Preferred Units is included in Note 8.
•Each of ETO’s issued and outstanding Class K, Class L, Class M and Class N units were converted into an aggregate 675,625,000 newly created Class B Units representing limited partner interests in Energy Transfer. All of the Class B Units are held by ETP Holdco, a wholly owned subsidiary of Energy Transfer.
Our consolidated financial statements reflect the following reportable segments:
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
The Partnership also owns and operates interstate pipelines, either directly or through equity method investments, that transport natural gas to various markets in the United States.
The Partnership is also engaged in midstream services, focusing on providing gathering, processing, compression, treating and transportation of natural gas in some of the most prolific natural gas producing regions in the United States, including the Permian, Anadarko, Arkoma, Hugoton, Powder River and Williston basins, as well as the Eagle Ford, Haynesville, Barnett, Marcellus and Utica shales.
The Partnership’s operations also include crude oil, NGL and refined products transportation, terminalling services, acquisition and marketing activities, as well as NGL storage, fractionation and LNG regasification.
The Partnership owns a controlling interest in Sunoco LP which is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites. As of December 31, 2023, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2023, our interest in USAC consisted of 100% of the general partner and 46.1 million common units.
Basis of Presentation. The consolidated financial statements of Energy Transfer LP presented herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation.
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

The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2023	2022	2021
Accounts receivable	$(171)	$(863)	$(3,356)
Accounts receivable from related companies	(5)	23	38
Inventories	35	(361)	(19)
Other current assets	221	(326)	(216)
Other non-current assets, net	(125)	146	1
Accounts payable	(501)	25	3,834
Accounts payable to related companies	(38)	6	(34)
Accrued and other current liabilities	209	131	238
Other non-current liabilities	(33)	66	117
Derivative assets and liabilities, net	(43)	(349)	(88)
Net change in operating assets and liabilities, net of effects of acquisitions	$(451)	$(1,502)	$515
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2023	2022	2021
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$442	$575	$464
Units issued in connection with the Enable acquisition (1)	—	—	3,509
Units issued in connection with the Crestwood acquisition (1)	3,366	—	—
Units issued in connection with the Lotus Midstream acquisition (1)	574	—	—
Lease assets obtained in exchange for new lease liabilities	23	42	18
Acquisition of interest in unconsolidated affiliate	—	—	49
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$2,298	$2,167	$2,188
Cash paid for income taxes (net of refunds)	103	54	41
(1)See Note 3 for additional information.
Accounts Receivable, net
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
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2023 and 2022, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $230 million and $116 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the years ended December 31, 2023, 2022 and 2021, the Partnership’s cost of products sold included an unfavorable inventory adjustment of $114 million, a favorable inventory adjustment of $5 million and a favorable inventory adjustment of $190 million, respectively, related to Sunoco LP’s LIFO inventory.
The Partnership’s inventories consisted of the following:

	December 31,
	2023	2022
Natural gas, NGLs and refined products	$1,658	$1,802
Crude oil	258	246
Spare parts and other	562	413
Total inventories	$2,478	$2,461
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2023	2022
Deposits paid to vendors	$205	$334
Prepaid expenses and other	308	392
Total other current assets	$513	$726
Property, Plant and Equipment, net
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
For the years ended December 31 2023, 2022 and 2021, USAC recognized fixed asset impairments of $12 million, $1 million and $5 million, respectively, related to its compression equipment as a result of its evaluation of the future deployment of idle fleet.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2023	2022
Land and improvements	$1,529	$1,427
Buildings and improvements (1 to 45 years)	3,848	3,546
Pipelines and equipment (5 to 83 years)	88,195	82,353
Product storage and related facilities (2 to 83 years)	7,978	7,274
Right of way (20 to 83 years)	7,379	6,252
Other (1 to 48 years)	3,688	2,739
Construction work-in-process	2,315	2,405
	114,932	105,996
Less – Accumulated depreciation and depletion	(29,581)	(25,685)
Property, plant and equipment, net	$85,351	$80,311
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Depreciation, depletion and amortization expense	$3,986	$3,774	$3,465
Capitalized interest	77	112	135
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
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2023	2022
Crude pipeline linefill and tank bottoms	$598	$489
Regulatory assets	48	55
Pension assets	145	129
Deferred charges	148	140
Restricted funds	121	121
Other	673	624
Total other non-current assets, net	$1,733	$1,558
Restricted funds include an immaterial amount of restricted cash primarily held in our wholly owned captive insurance companies.
Intangible Assets, net
Intangible assets are stated at cost, net of amortization computed on the straight-line method. The Partnership removes the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.

Components and useful lives of intangible assets were as follows:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$9,098	$(3,196)	$7,884	$(2,807)
Patents (10 years)	48	(48)	48	(48)
Trade names (20 years)	66	(44)	66	(41)
Other (5 to 20 years)	12	(11)	12	(13)
Total amortizable intangible assets	9,224	(3,299)	8,010	(2,909)
Non-amortizable intangible assets:
Trademarks	302	—	302	—
Other	12	—	12	—
Total non-amortizable intangible assets	314	—	314	—
Total intangible assets	$9,538	$(3,299)	$8,324	$(2,909)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2023	2022	2021
Reported in depreciation, depletion and amortization expense	$399	$390	$352
Estimated aggregate amortization of intangible assets for the next five years is as follows:

Years Ending December 31:
2024	$434
2025	423
2026	417
2027	400
2028	397
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
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2021	$—	$—	$—	$693	$190	$1,568	$—	$82	$2,533
Acquired	—	—	—	—	—	33	—	—	33
Balance, December 31, 2022	—	—	—	693	190	1,601	—	82	2,566
Acquired	—	—	601	191	663	—	—	—	1,455
Other	—	—	—	—	—	(2)	—	—	(2)
Balance, December 31, 2023	$—	$—	$601	$884	$853	$1,599	$—	$82	$4,019

Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. During the fourth quarter of 2023, $1.46 billion of goodwill was recorded in conjunction with the acquisition of Crestwood, which is not expected to be deductible for tax purposes. In 2022, Sunoco LP recorded $33 million of goodwill in conjunction with its acquisitions.
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
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $4.02 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2023, approximately $368 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by approximately 20% or less in the most recent quantitative test.
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
As of December 31, 2023 and 2022, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $410 million and $362 million, respectively. For the years ended December 31, 2023, 2022 and 2021 aggregate accretion expense related to AROs was $10 million, $4 million and $12 million, respectively.
Except for the AROs discussed above, management was not able to reasonably measure the fair value of AROs as of December 31, 2023 and 2022, in most cases because the settlement dates were indeterminable. Although a number of onshore assets in our systems are subject to agreements or regulations that give rise to an ARO upon discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Our subsidiaries also have legal obligations for several other assets at previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, our subsidiaries are legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP also has AROs related to the estimated future cost to remove underground storage tanks.
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
As of December 31, 2023 and 2022, other non-current assets on the Partnership’s consolidated balance sheets included $31 million and $27 million, respectively, of funds that were legally restricted for the purpose of settling AROs.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2023	2022
Interest payable	$637	$559
Customer advances and deposits	240	222
Accrued capital expenditures	442	575
Accrued wages and benefits	406	376
Taxes payable other than income taxes	646	519
Exchanges payable	163	224
Deferred revenue	312	268
Other	675	586
Total accrued and other current liabilities	$3,521	$3,329
In certain circumstances, customer advances and deposits are received from our customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may be required when customers exceed their credit limits or do not qualify for open credit.
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to certain preferred unitholders of our consolidated subsidiaries that have the option to convert their preferred units to such subsidiary’s common units at the election of the holders and the noncontrolling interest holders in our consolidated subsidiaries that have the option to sell their interests to us. In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable noncontrolling interests on our consolidated balance sheets. See Note 7 for further information.
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
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR or SOFR curve, is based on quotes from an active exchange of futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2023, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2023 and 2022 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2023
		Level 1	Level 2
Assets:
Interest rate derivatives	$6	$—	$6
Commodity derivatives:
Natural Gas:
Basis Swaps FERC/NYMEX	24	24	—
Swing Swaps IFERC	20	20	—
Fixed Swaps/Futures	77	77	—
Forward Physical Contracts	8	—	8
Power:
Forwards	57	57	—
Futures	8	8	—
NGLs – Forwards/Swaps	336	336	—
Refined Products – Futures	35	35	—
Crude – Forwards/Swaps	45	45	—
Total commodity derivatives	610	602	8
Other non-current assets	31	20	11
Total assets	$647	$622	$25
Liabilities:
Interest rate derivatives	$(4)	$—	$(4)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)	—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(16)	(16)	—
Options – Puts	(2)	(2)	—
Power:
Forwards	(56)	(56)	—
Futures	(8)	(8)	—
NGL/Refined Products Option - Puts	(1)	(1)	—
NGL/Refined Products Option - Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(316)	(316)	—
Refined Products – Futures	(18)	(18)	—
Crude – Forwards/Swaps	(37)	(37)	—
Total commodity derivatives	(460)	(460)	—
Total liabilities	$(464)	$(460)	$(4)

	Fair Value Total	Fair Value Measurements at December 31, 2022
		Level 1	Level 2
Assets:
Interest rate derivatives	$—	$—	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	60	60	—
Swing Swaps IFERC	75	75	—
Fixed Swaps/Futures	113	113	—
Forward Physical Contracts	10	—	10
Power:
Forwards	52	—	52
Futures	3	3	—
NGLs – Forwards/Swaps	317	317	—
Refined Products – Futures	20	20	—
Crude - Forwards/Swaps	38	38	—
Total commodity derivatives	688	626	62
Other non-current assets	27	18	9
Total assets	$715	$644	$71
Liabilities:
Interest rate derivatives	$(23)	$—	$(23)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(25)	(25)
Swing Swaps IFERC	(12)	(12)	—
Fixed Swaps/Futures	(4)	(4)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(51)		(51)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(358)	(358)	—
Refined Products – Futures	(59)	(59)	—
Crude - Forwards/Swaps	(12)	(12)	—
Total commodity derivatives	(526)	(473)	(53)
Total liabilities	$(549)	$(473)	$(76)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2023 was $51.93 billion and $52.39 billion, respectively. As of December 31, 2022, the aggregate fair value and carrying amount of our debt obligations was $45.42 billion and $48.26 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
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
We record the collection of taxes to be remitted to government authorities on a net basis, except for consumer excise taxes collected by Sunoco LP on sales of refined products and merchandise which are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2023, 2022 and 2021, excise taxes collected by Sunoco LP were $274 million, $285 million and $332 million, respectively.
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
Related Party Transactions
The Partnership regularly enters into related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets. While the Partnership believes that such related party transactions generally reflect market rates, the pricing under such agreements may not be comparable to similar transactions with unaffiliated third parties. For the years ended December 31, 2023, 2022 and 2021, the Partnership’s consolidated income statements reflect revenues from related parties of $626 million, $391 million and $410 million, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, Energy Transfer would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2023, 2022 and 2021, our qualifying income met the statutory requirement.
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

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes through the provision for income taxes.
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
3.ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Crestwood Acquisition
On November 3, 2023, Energy Transfer acquired Crestwood, which owns gathering and processing assets located in the Williston, Delaware and Powder River basins. Under the terms of the merger agreement, holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood common unit held by them (the “Common Unit Merger Consideration”). Additionally, each outstanding Crestwood preferred unit was, at the election of the holder of such Crestwood preferred unit, either, (i) converted into a Series I Preferred Unit, which is a new preferred unit of Energy Transfer that has substantially similar terms, including with respect to economics and structural protections, as the Crestwood preferred units; (ii) redeemed in exchange for $9.857484 in cash plus accrued and unpaid distributions to the date of such redemption; or (iii) converted into a Crestwood common unit at the then-applicable conversion ratio of one Crestwood common unit for ten Crestwood preferred units, and such Crestwood common units then received the Common Unit Merger Consideration.
In total, consideration issued in the transaction included approximately 216 million Energy Transfer common units, 41 million Series I Preferred Units and $300 million in cash. Concurrent with the closing of the Crestwood acquisition, the Partnership assumed $2.85 billion aggregate principal amount of Crestwood senior notes and terminated its revolving credit facility, which included the repayment of $613 million in outstanding borrowings.
The Crestwood acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of an independent valuation specialist, if applicable, and involves the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods.
The following table summarizes the assumed allocation of the purchase price among the assets acquired and liabilities assumed:

At November 3, 2023
Total current assets	$657
Property, plant and equipment, net	4,772
Investments in unconsolidated affiliates	95
Lease right-of-use assets, net	27
Other non-current assets	12
Intangible assets, net	1,139
Goodwill	1,455
Total assets	8,157

Total current liabilities	445
Long-term debt, less current maturities	3,461
Other non-current liabilities	322
Total liabilities	4,228

Noncontrolling interests	272

Total consideration	3,657
Cash received	12
Total consideration, net of cash received	$3,645

Lotus Midstream Acquisition
On May 2, 2023, Energy Transfer acquired Lotus Midstream for total consideration of $1.50 billion, including working capital. Consideration included $930 million in cash and approximately 44.5 million newly issued Energy Transfer common units, which had an aggregate acquisition-date fair value of $574 million. Lotus Midstream owns and operates Centurion Pipeline Company LLC, an integrated crude midstream platform located in the Permian Basin.
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
Woodford Express Acquisition
On September 13, 2022, Energy Transfer completed the acquisition of 100% of the membership interests in Woodford Express, LLC, which owns a Midcontinent gas gathering and processing system, for approximately $485 million plus working capital. The system, which is located in the heart of the SCOOP play, has 450 MMcf/d of cryogenic gas processing and treating capacity and over 200 miles of gathering lines, which are connected to Energy Transfer’s pipeline network. Woodford Express, LLC repaid aggregate principal of $292 million on its revolving credit facility and term loan on the closing date of the acquisition, which amount is included in the total consideration.
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
Enable Acquisition
On December 2, 2021, the Partnership completed the previously announced merger with Enable. Under the terms of the merger agreement, Enable’s common unitholders received 0.8595 of an Energy Transfer common unit in exchange for each

Enable common unit. In addition, each outstanding Enable Series A preferred unit was exchanged for 0.0265 of an Energy Transfer Series G Preferred Unit. A total of 384,780 Series G Preferred Units were issued in connection with the Enable acquisition. The total fair value of Energy Transfer common units and Series G Preferred Units issued was approximately $3.5 billion at the closing date. Energy Transfer also made a $10 million cash payment for Enable’s general partner and assumed $3.18 billion aggregate principal amount of Enable senior notes. In addition, Enable’s $800 million term loan and $35 million revolving credit facility were repaid and terminated in December 2021, immediately subsequent to the close of the Enable acquisition.
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
The following table summarizes the allocation of the purchase price among the assets acquired and liabilities assumed:

At December 2, 2021
Total current assets	$593
Property, plant and equipment, net	7,076
Investments in unconsolidated affiliates	40
Other non-current assets	39
Intangible assets, net	440
Goodwill	138
Total assets	8,326

Total current liabilities	488
Long-term debt, less current maturities	4,267
Other non-current liabilities	18
Total liabilities	4,773

Noncontrolling interests	34

Total consideration	3,519
Cash received	61
Total consideration, net of cash received	$3,458
Sunoco LP’s Acquisitions and Divestiture
On January 22, 2024, Sunoco LP entered into a definitive agreement with NuStar to acquire NuStar in an all-equity transaction valued at approximately $7.30 billion, including assumed debt. Under the terms of the agreement, NuStar common unitholders will receive 0.4 Sunoco common units for each NuStar common unit. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.
On January 11, 2024, Sunoco LP entered into a definitive agreement with 7-Eleven, Inc. to sell 204 convenience stores located in West Texas, New Mexico and Oklahoma for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP will also amend its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. The transaction is expected to close promptly upon receipt of regulatory approvals and satisfaction of customary closing conditions.
On January 11, 2024, Sunoco LP also announced that it will acquire liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million including working capital. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions.

On May 1, 2023, Sunoco LP completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital. The purchase price was primarily allocated to property and equipment.
On November 30, 2022, Sunoco LP completed the acquisition of Peerless Oil & Chemicals, Inc., an established terminal operator that distributes fuel products to over 100 locations primarily within Puerto Rico, for $67 million, net of cash acquired.
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
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Citrus	$1,811	$1,800
MEP	332	360
White Cliffs	203	218
Explorer	67	69
Other	684	446
Total	$3,097	$2,893

The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2023	2022	2021
Citrus	$146	$141	$157
MEP	87	10	(17)
White Cliffs	10	(8)	—
Explorer	37	25	24
Other	103	89	82
Total equity in earnings of unconsolidated affiliates	$383	$257	$246
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, MEP, White Cliffs and Explorer (on a 100% basis) for all periods presented:

	December 31,
	2023	2022
Current assets	$378	$311
Property, plant and equipment, net	7,582	7,722
Other assets	88	86
Total assets	$8,048	$8,119

Current liabilities	$260	$291
Non-current liabilities	4,379	4,347
Equity	3,409	3,481
Total liabilities and equity	$8,048	$8,119

	Years Ended December 31,
	2023	2022	2021
Revenue	$1,798	$1,518	$1,393
Operating income	1,012	704	684
Net income	735	463	446
In addition to the equity method investments described above, we have other equity method investments which are not significant to our consolidated financial statements.
5.NET INCOME PER COMMON UNIT:
Basic net income per common unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. Diluted net income per common unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. For the diluted earnings per share computation, income allocable to the limited partners is reduced, where applicable, for the decrease in earnings from Energy Transfer’s limited partner unit ownership in Sunoco LP and USAC that would have resulted assuming the incremental units related to Sunoco LP’s and USAC’s respective long-term incentive plans, as applicable, had been issued during the respective periods. Such units have been determined based on the treasury stock method.

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2023	2022	2021
Net income	$5,294	$5,868	$6,687
Less: Net income attributable to redeemable noncontrolling interests	60	51	50
Less: Net income attributable to noncontrolling interests	1,299	1,061	1,167
Net income, net of noncontrolling interests	3,935	4,756	5,470
Less: General Partner’s interest in income	3	4	6
Less: Preferred Unitholders’ interest in income	463	422	285
Common Unitholders’ interest in net income	$3,469	$4,330	$5,179
Basic Income per Common Unit:
Weighted average common units	3,161.7	3,086.8	2,734.4
Basic income per common unit	$1.10	$1.40	$1.89
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$3,469	$4,330	$5,179
Dilutive effect of equity-based compensation of subsidiaries and distributions to convertible units	(1)	(2)	(2)
Diluted income available to Common Unitholders	$3,468	$4,328	$5,177
Weighted average common units	3,161.7	3,086.8	2,734.4
Dilutive effect of unvested unit awards	15.5	10.2	5.1
Weighted average common units, assuming dilutive effect of unvested unit awards	3,177.2	3,097.0	2,739.5
Diluted income per common unit	$1.09	$1.40	$1.89

6.DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2023	2022
Energy Transfer Indebtedness
3.45% Senior Notes due January 15, 2023(1)	—	350
3.60% Senior Notes due February 1, 2023(1)	—	800
4.25% Senior Notes due March 15, 2023(1)	—	5
4.25% Senior Notes due March 15, 2023(1)	—	995
4.20% Senior Notes due September 15, 2023(1)	—	500
4.50% Senior Notes due November 1, 2023(1)	—	600
5.875% Senior Notes due January 15, 2024(2)(3)	23	23
5.875% Senior Notes due January 15, 2024(2)(3)	1,127	1,127
7.60% Senior Notes due February 1, 2024(2)(3)	82	82
4.90% Senior Notes due February 1, 2024(2)(3)	350	350
7.60% Senior Notes due February 1, 2024(1)	—	277
4.25% Senior Notes due April 1, 2024(3)	500	500
4.50% Senior Notes due April 15, 2024(3)	750	750
3.90% Senior Notes due May 15, 2024(3)	600	600
9.00% Debentures due November 1, 2024(3)	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
5.75% Senior Notes due April 1, 2025(4)	500	—
2.90% Senior Notes due May 15, 2025	1,000	1,000
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
6.05% Senior Notes due December 1, 2026	1,000	—
4.40% Senior Notes due March 15, 2027	700	700
4.20% Senior Notes due April 15, 2027	600	600
6.05% Senior Notes due May 1, 2027(4)	600	—
5.50% Senior Notes due June 1, 2027	44	44
5.50% Senior Notes due June 1, 2027	956	956
4.00% Senior Notes due October 1, 2027	750	750
5.55% Senior Notes due February 15, 2028	1,000	1,000
4.95% Senior Notes due May 15, 2028	800	800
4.95% Senior Notes due June 15, 2028	1,000	1,000
6.10% Senior Notes due December 1, 2028	500	—
6.00% Senior Notes due February 1, 2029(4)	700	—
8.00% Senior Notes due April 1, 2029(4)	450	—
5.25% Senior Notes due April 15, 2029	1,500	1,500
7.00% Senior Notes due July 15, 2029	66	66
4.15% Senior Notes due September 15, 2029	547	547
8.25% Senior Notes due November 15, 2029	33	33
8.25% Senior Notes due November 15, 2029	267	267
3.75% Senior Note due May 15, 2030	1,500	1,500
6.40% Senior Notes due December 1, 2030	1,000	—
7.38% Senior Notes due April 1, 2031(4)	600	—
5.75% Senior Notes due February 15, 2033	1,500	1,500

4.05% Tax-Exempt Bonds due June 1, 2033(5)	225	—
6.55% Senior Notes due December 1,2033	1,500	—
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
5.80% Senior Notes due June 15, 2038	500	500
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.00% Senior Notes due May 15, 2044	531	531
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	900
5.40% Senior Notes due October 1, 2047	1,500	1,500
6.00% Senior Notes due June 15, 2048	1,000	1,000
6.25% Senior Notes due April 15, 2049	1,750	1,750
5.00% Senior Notes due May 15, 2050	2,000	2,000
Floating Rate Junior Subordinated Notes due November 1, 2066	600	600
Five-Year Credit Facility	1,412	793
Unamortized premiums, discounts and fair value adjustments, net	128	184
Deferred debt issuance costs	(197)	(181)
	44,359	40,264

Subsidiary Indebtedness
Transwestern Debt
5.66% Senior Notes due December 9, 2024(3)	175	175
6.16% Senior Notes due May 24, 2037	75	75
	250	250

Bakken Project Debt
3.90% Senior Notes due April 1, 2024	1,000	1,000
4.625% Senior Notes due April 1, 2029	850	850
Unamortized premiums, discounts and fair value adjustments, net	(1)	(1)
Deferred debt issuance costs	(4)	(7)
	1,845	1,842

Sunoco LP Debt
6.00% Senior Notes Due April 15, 2027	600	600
5.875% Senior Notes Due March 15, 2028	400	400
7.00% Senior Notes due September 25, 2028	500	—
4.50% Senior Notes due May 15, 2029	800	800
4.50% Senior Notes due April 30, 2030	800	800
Sunoco LP Credit Facility due April 7, 2027	411	900
Lease-related obligations	94	94
Deferred debt issuance costs	(25)	(23)
	3,580	3,571

USAC Debt
6.875% Senior Notes due April 1, 2026	725	725
6.875% Senior Notes due September 1, 2027	750	750
USAC Credit Facility due December 2026(6)	872	646
Deferred debt issuance costs	(11)	(14)
	2,336	2,107

HFOTCO Debt
HFOTCO Tax Exempt Notes due 2050 (5)	—	225
	—	225

Other long-term debt	18	3
Total debt	52,388	48,262
Less: Current maturities of long-term debt	1,008	2
Long-term debt, less current maturities	$51,380	$48,260
(1)These notes were redeemed in 2023.
(2)These notes were redeemed subsequent to December 31, 2023.
(3)As of December 31, 2023, these notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis.
(4)These notes, totaling $2.85 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the Crestwood acquisition in November 2023.
(5)In May 2023, the Partnership refinanced all of the $225 million outstanding principal amount of HFOTCO tax-exempt bonds with new 10-year tax-exempt bonds. The new bonds, which were issued through the Harris County Industrial Development Corporation and are obligations of Energy Transfer, accrue interest at a fixed rate of 4.05% and are mandatorily redeemable in 2033. Upon redemption, these tax-exempt bonds may be remarketed on different terms through final maturity of November 1, 2050.
(6)The USAC Credit Facility matures in December 2026, except that if any portion of the 6.875% Senior Notes due 2026 are outstanding on December 31, 2025, the USAC Credit Facility will mature on December 31, 2025.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $237 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2024	$4,672
2025	2,900
2026	4,147
2027	6,823
2028	4,200
Thereafter	29,756
Total	$52,498
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
January 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% Senior Notes due 2034, $1.75 billion aggregate principal amount of 5.95% Senior Notes due 2054 and $800 million aggregate principal amount of 8.00% fixed-to-fixed reset rate Junior Subordinated Notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility (defined below), to redeem its outstanding Series C Preferred Units and Series D Preferred Units and for general partnership purposes. The Partnership also intends to use the proceeds to redeem its Series E Preferred Units in May 2024.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on April 11, 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of December 31, 2023, the Five-Year Credit Facility had $1.41 billion of outstanding borrowings, $1.37 billion of which consisted of commercial paper. The amount available for future borrowings was $3.56 billion, after accounting for outstanding letters of credit in the amount of $29 million. The weighted average interest rate on the total amount outstanding as of December 31, 2023 was 5.87%.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of December 31, 2023, the Sunoco LP Credit Facility had $411 million of outstanding borrowings and $5 million in standby letters of credit and matures in April 2027. The amount available for future borrowings was $1.08 billion at December 31, 2023. The weighted average interest rate on the total amount outstanding as of December 31, 2023 was 7.54%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”) which matures on December 8, 2026, except that if any portion of USAC’s senior notes due 2026 are outstanding on December 31, 2025, the USAC Credit Facility will mature on December 31, 2025. As of December 31, 2023, USAC had $872 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2023, USAC had $728 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $529 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2023 was 7.98%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.31 to 1.00 at December 31, 2023, as calculated in accordance with the credit agreement.
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
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2023.
7.REDEEMABLE NONCONTROLLING INTERESTS:
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. As of December 31, 2023 and 2022, redeemable noncontrolling interests included $476 million and $477 million, respectively, related to the USAC Preferred Units, described below, and $22 million and $16 million, respectively, related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. As of December 31, 2023, redeemable noncontrolling interests also included $280 million related to the Niobrara Preferred Units described below.
USAC Series A Preferred Units
As of December 31, 2023 and 2022, USAC had 500,000 preferred units issued and outstanding. The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units are convertible into USAC common units at the election of the holders. The USAC Preferred Units are convertible, at the option of the holder, into a maximum of 24,985,633 USAC common units in the aggregate. USAC has the option to redeem all or any portion of the USAC Preferred Units then outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in USAC’s partnership agreement. In addition, beginning April 2028, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and USAC may elect to pay up to 50% of such redemption amount in USAC common units.
On January 12, 2024, the holders of the USAC Preferred Units elected to convert 40,000 USAC Preferred Units into 1,998,850 USAC common units.
Niobrara Preferred Units
Crestwood Niobrara LLC (“Crestwood Niobrara”), a subsidiary acquired in the Crestwood acquisition in November 2023, has outstanding two series of preferred units (collectively, the “Niobrara Preferred Units”) held by a third party. The Niobrara Preferred Units are redeemable by the Partnership or the preferred interest holder and are also convertible by the preferred interest holder into Crestwood Niobrara common units. The preferred interest holder also has the option to contribute additional capital to Crestwood Niobrara to increase their common ownership percentage in Crestwood Niobrara to 50% upon the conversion.
8.EQUITY:
Limited Partners
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
Common Units
The change in Energy Transfer Common Units during the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
Number of Common Units, beginning of period	3,094.4	3,082.5	2,702.4
Common Units issued in mergers and acquisitions (1)	260.2	—	374.6
Common Units repurchased	—	—	(4.2)
Issuance of Common Units (2)	12.9	11.9	9.7
Number of Common Units, end of period	3,367.5	3,094.4	3,082.5
(1)Common units issued related to our acquisitions of Crestwood and Lotus Midstream in 2023 and of Enable in 2021.
(2)Includes common units issued in connection with the distribution reinvestment program and restricted unit vestings.
Energy Transfer Class A Units
As of December 31, 2023, the Partnership had outstanding 833,486,004 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.

Energy Transfer Repurchase Program
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to $2 billion of Energy Transfer Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership did not repurchase any Energy Transfer Common Units under this program in 2023 or 2022. As of December 31, 2023, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the year ended December 31, 2023, distributions of $90 million were reinvested under the distribution reinvestment program. As of December 31, 2023, a total of 4.5 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Energy Transfer Preferred Units
As of December 31, 2023, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Preferred units conversion (1)	943	547	440	434	786	504	1,114	—	—	4,768
Units issued for cash	—	—	—	—	—	—	—	889	—	889
Distributions to partners	(30)	(18)	(25)	(25)	(45)	(34)	(79)	(24)	—	(280)
Units issued in Enable acquisition	—	—	—	—	—	—	392	—	—	392
Other, net	—	—	—	—	—	—	—	(3)	—	(3)
Net income	45	27	25	25	45	26	61	31	—	285
Balance, December 31, 2021	958	556	440	434	786	496	1,488	893	—	6,051
Distributions to partners	(59)	(36)	(33)	(34)	(61)	(34)	(106)	(59)	—	(422)
Net income	59	36	33	34	61	34	106	59	—	422
Balance, December 31, 2022	958	556	440	434	786	496	1,488	893	—	6,051
Distributions to partners	(96)	(36)	(40)	(36)	(61)	(34)	(106)	(59)	—	(468)
Units issued in Crestwood acquisition	—	—	—	—	—	—	—	—	413	413
Net income	86	36	38	37	61	34	106	59	6	463
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
(1)In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1, all of ETO’s previously outstanding preferred units were converted to Energy Transfer Preferred Units with identical distribution and redemption rights.
Series A Preferred Units
Prior to February 15, 2023, distributions on the Series A Preferred Units accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023 to, but excluding, August 15, 2023, the Series A Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. On and after August 15, 2023, the floating distribution rate on the Series A Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.028% per annum. Distributions on the Series A Preferred Units were previously payable semiannually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose.
Series B Preferred Units
Distributions on the Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 4.155% per annum. The Series B Preferred Units are redeemable at Energy Transfer’s option on or after February 15, 2028 at a redemption price of $1,000 per Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Series C Preferred Units
Prior to May 15, 2023, distributions on the Series C Preferred Units accrued at a fixed rate of 7.375% per annum of the liquidation preference of $25. Beginning May 15, 2023 to, but excluding, August 15, 2023, the Series C Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.530% per annum. On and after August 15, 2023, the floating distribution rate on the Series C Preferred Units based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.530% per annum. The Series C Preferred Units were redeemed in February 2024.
Series D Preferred Units
Prior to August 15, 2023, distributions on the Series D Preferred Units accrued at a fixed rate of 7.625% per annum of the liquidation preference of $25. On and after August 15, 2023, the Series D Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.738% per annum. The Series D Preferred Units were redeemed in February 2024.
Series E Preferred Units
Distributions on the Series E Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2024, at a rate of 7.600% per annum of the stated liquidation preference of $25. On and after May 15, 2024, distributions on the Series E Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 5.161% per annum. The Series E Preferred Units are redeemable at Energy Transfer’s option on or after May 15, 2024 at a redemption price of $25 per Series E Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption. The Partnership intends to redeem the Series E Preferred Units in May 2024.
Series F Preferred Units
Distributions on the Series F Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2025, at a rate equal to 6.750% per annum of the $1,000 liquidation preference. On and after May 15, 2025, the distribution rate on the Series F Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.134% per annum. The Series F Preferred Units are redeemable at Energy Transfer’s option on or after May 15, 2025 at a redemption price of $1,000 per Series F Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Series G Preferred Units
Distributions on the Series G Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2030, at a rate equal to 7.125% per annum of the $1,000 liquidation preference. On and after May 15, 2030, the distribution rate on the Series G Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.306% per annum. The Series G Preferred Units are redeemable at Energy Transfer’s option on or after May 15, 2030 at a redemption price of $1,000 per Series G Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption. On December

2, 2021, Energy Transfer issued 384,780 Series G Preferred Units in connection with the Enable acquisition, as discussed in Note 3.
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
Series I Preferred Units
On November 3, 2023, Energy Transfer, in connection with its acquisition of Crestwood, issued 41,464,179 of its Series I Preferred Units in exchange for a commensurate number of Crestwood preferred units. Subject to certain conditions, the holders of the Series I Preferred Units will have the right to convert preferred units into (i) common units on a 10-for-2.07 basis, or (ii) a number of common units determined pursuant to a conversion ratio set forth in the Partnership Agreement upon the occurrence of certain events, such as a change in control. The Series I Preferred Units, on an as converted basis, have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, except that the preferred units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the preferred units in relation to Energy Transfer’s other securities outstanding
The holders of the Series I Preferred Units are entitled to receive fixed quarterly distributions of $0.2111 per unit. Distributions on the preferred units are paid in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units; and (ii) our available cash (as defined in our Partnership Agreement) is insufficient to make a cash distribution to Series I Preferred Unitholders.
Upcoming Changes in Preferred Unit Distribution Rates
Distributions on the Energy Transfer Series B Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

	Beginning of floating rate period	Applicable Spread	Tenor spread adjustment	Floating rate
Series B Preferred Units	February 15, 2028	4.155%	0.26161%	Three-month SOFR
Series E Preferred Units	May 15, 2024	5.161%	0.26161%	Three-month SOFR
As discussed above, the Partnership expects to redeem the Series E Preferred Units at the beginning of the floating rate period on May 15, 2024.
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
Subsidiary Equity Transactions
USAC’s Distribution Reinvestment Program
During the years ended December 31, 2023, 2022 and 2021, USAC issued 87,808, 124,255 and 118,399 USAC common units, respectively, under the USAC distribution reinvestment program.

USAC’s Warrants
In April 2022, USAC issued 534,308 of its common units in connection with the exercise of outstanding warrants. In October 2023, the remainder of USAC’s outstanding warrants were exercised in full and net settled for 2,360,488 USAC common units. As of December 31, 2023, no warrants are outstanding.
Energy Transfer Common Unit Distributions
Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly.
Our distributions declared and paid with respect to our common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
September 30, 2021	November 5, 2021	November 19, 2021	0.1525
December 31, 2021	February 8, 2022	February 18, 2022	0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650
December 31, 2022	February 7, 2023	February 21, 2023	0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
December 31, 2023	February 7, 2024	February 20, 2024	0.3150
Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)		Series I
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.7500	$35.63	$—		$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
September 30, 2021	November 1, 2021	November 15, 2021	—	—	0.4609	0.4766	0.4750	33.7500	35.63	27.08	*	—
December 31, 2021	February 1, 2022	February 15, 2022	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50		—
June 30, 2022	August 1, 2022	August 15, 2022	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50		—
December 31, 2022	February 1, 2023	February 15, 2023	31.25	33.125	0.4609	0.4766	0.4750	—	—	—		—
March 31, 2023	May 1, 2023	May 15, 2023	21.98	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50		—
June 30, 2023	August 1, 2023	August 15, 2023	23.89	33.125	0.6294	0.4766	0.4750	—	—	—		—
September 30, 2023	November 1, 2023	November 15, 2023	24.67	—	0.6489	0.6622	0.4750	33.7500	35.63	32.50		—
December 31, 2023	February 1, 2024	February 15, 2024	24.71	33.125	0.6075	0.6199	0.4750	—	—	—		0.2111
*    Represents prorated initial distribution.

(1)    Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to their terms, distributions on the Series A preferred units began to be paid quarterly on February 15, 2023, and distributions on the Series B preferred units will begin to be paid quarterly on February 15, 2028.
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s IDRs. As of December 31, 2023, Sunoco LP had approximately 84.4 million common units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
September 30, 2021	November 5, 2021	November 19, 2021	0.8255
December 31, 2021	February 8, 2022	February 18, 2022	0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
June 30, 2022	August 8, 2022	August 19, 2022	0.8255
September 30, 2022	November 4, 2022	November 18, 2022	0.8255
December 31, 2022	February 7, 2023	February 21, 2023	0.8255
March 31, 2023	May 8, 2023	May 22, 2023	0.8420
June 30, 2023	August 14, 2023	August 21, 2023	0.8420
September 30, 2023	October 30, 2023	November 20, 2023	0.8420
December 31, 2023	February 7, 2024	February 20, 2024	0.8420
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2023, USAC had approximately 101.0 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.

Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
June 30, 2021	July 26, 2021	August 6, 2021	0.5250
September 30, 2021	October 25, 2021	November 5, 2021	0.5250
December 31, 2021	January 24, 2022	February 4, 2022	0.5250
March 31, 2022	April 25, 2022	May 6, 2022	0.5250
June 30, 2022	July 25, 2022	August 5, 2022	0.5250
September 30, 2022	October 24, 2022	November 4, 2022	0.5250
December 31, 2022	January 23, 2023	February 3, 2023	0.5250
March 31, 2023	April 24, 2023	May 5, 2023	0.5250
June 30, 2023	July 24, 2023	August 4, 2023	0.5250
September 30, 2023	October 23, 2023	November 3, 2023	0.5250
December 31, 2023	January 22, 2024	February 2, 2024	0.5250
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2023	2022
Available-for-sale securities	$13	$9
Foreign currency translation adjustment	(5)	1
Actuarial gain (loss) related to pensions and other postretirement benefits	6	(7)
Investments in unconsolidated affiliates, net	14	13
Total AOCI, net of tax	$28	$16
The following table sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2023	2022
Available-for-sale securities	$(3)	$1
Foreign currency translation adjustment	6	6
Actuarial loss relating to pension and other postretirement benefits	—	1
Total	$3	$8
9.EQUITY INCENTIVE PLANS:
We, Sunoco LP and USAC, have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other equity-based compensation awards. As of December 31, 2023, an aggregate total of 42.9 million Energy Transfer Common Units remain available to be awarded under our equity incentive plans.
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

The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2022	37.7	$9.62
Awards granted	10.7	13.78
Awards vested	(7.7)	9.22
Awards forfeited	(1.6)	9.52
Unvested awards as of December 31, 2023	39.1	$10.84
During the years ended December 31, 2023, 2022, and 2021, the weighted average grant-date fair value per unit award granted was $13.78, $11.56 and $8.46, respectively, and the total fair value of awards vested was $106 million, $103 million and $52 million, respectively, based on the market price of the respective Common Units as of the vesting date. As of December 31, 2023, a total of 39.1 million unit awards remain unvested, for which Energy Transfer expects to recognize a total of $279 million in compensation expense over a weighted average period of 3.0 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest through three years of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one Energy Transfer Common Unit upon vesting. For the years ended December 31, 2023, 2022 and 2021, the Partnership granted a total of 3.2 million, 3.8 million and 3.9 million cash restricted units, respectively. As of December 31, 2023, a total of 6.9 million cash restricted units were unvested. As of December 31, 2023, the Partnership’s consolidated balance sheet reflected aggregate liabilities of $3.0 million related to cash restricted units.
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
The following table summarizes the activity of the Subsidiary Unit Awards:

	Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2022	1.8	$34.29	2.1	$14.21
Awards granted	0.4	53.37	0.5	23.13
Awards vested	(0.6)	28.35	(0.6)	13.29
Awards forfeited	—	34.64	(0.1)	17.50
Unvested awards as of December 31, 2023	1.6	$41.08	1.9	$17.08
The following table summarizes the weighted average grant-date fair value per unit award granted:

	Years Ended December 31,
	2023	2022	2021
Sunoco LP	$53.37	$43.54	$37.72
USAC	23.13	18.31	14.92
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2023, 2022 and 2021 was $37 million, $26 million and $24 million, respectively, based on the market price of Sunoco LP and USAC common units as of the vesting date. As of December 31, 2023, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $55 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.5 years.
10.INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
Current expense:
Federal	$56	$—	$19
State	44	17	24
Total	100	17	43
Deferred expense (benefit):
Federal	227	239	246
State	(24)	(58)	(106)
Foreign	—	6	1
Total	203	187	141
Total income tax expense	$303	$204	$184
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax expense at United States statutory rate	$1,175	$1,275	$1,443
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(884)	(1,086)	(1,211)
Noncontrolling interests	—	26	—
State tax, net of federal tax benefit	47	19	85
Statutory rate change	(10)	(42)	(46)
Valuation allowance	(3)	(4)	(63)
Uncertain tax positions	(14)	(3)	(34)
Dividend received deduction	(3)	(3)	(4)
Foreign taxes	—	6	1
Other	(5)	16	13
Income tax expense	$303	$204	$184

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The following table summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Net operating losses and other carryforwards	$371	$603
Other	46	60
Total deferred income tax assets	417	663
Valuation allowance	—	(19)
Net deferred income tax assets	417	644

Deferred income tax liabilities:
Property, plant and equipment	(232)	(218)
Investments in affiliates	(4,003)	(4,010)
Trademarks	(91)	(89)
Other	(22)	(28)
Total deferred income tax liabilities	(4,348)	(4,345)
Net deferred income taxes	$(3,931)	$(3,701)
As of December 31, 2023, ETP Holdco had a federal net operating loss carryforward of $1.4 billion, that can be carried forward indefinitely. A total of $341 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. As of December 31, 2023, Sunoco Retail LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $75 million, which we expect to fully utilize. Sunoco Retail LLC has no federal net operating loss carryforward.
Our corporate subsidiaries have state net operating loss carryforward benefits of $75 million, net of federal tax, some of which expire between 2024 and 2042, while others are carried forward indefinitely. Our corporate subsidiaries have cumulative excess business interest expense of $136 million available for carryforward indefinitely, of which $23 million is limited under IRC §382.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$52	$56	$90
Reduction attributable to tax positions taken in prior years	(9)	(4)	(34)
Settlements	(3)	—	—
Balance at end of year	$40	$52	$56
As of December 31, 2023, we had $40 million ($38 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2023, we recognized an interest and penalty benefit of $7 million. At December 31, 2023, we have interest and penalties accrued of $11 million, net of tax.
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
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service. The IRS is auditing Crestwood’s 2020 U.S. Federal income tax return. In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2018 and prior tax years.
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
On September 13, 2023 the District Court ordered that the District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. Energy Transfer and Rover intend to vigorously defend this claim. On November 13, 2023, the FERC appealed the District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and District Court proceedings remain stayed pending resolution of the case pending before the United States Supreme Court. A decision on that Supreme Court case is expected by June 2024.

Rover – FERC - Tuscarawas
In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River horizontal directional drilling (“HDD”) operations. Rover and the Partnership are cooperating with the investigation. In 2019, Enforcement Staff provided Rover with a notice pursuant to Section 1b.19 of the FERC regulations that Enforcement Staff intended to recommend that the FERC pursue an enforcement action against Rover and the Partnership. On December 16, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN17-4-000), ordering Rover and Energy Transfer to show cause why they should not be found to have violated Section 7(e) of the NGA, Section 157.20 of FERC’s regulations, and the Rover Pipeline Certificate Order, and assessed civil penalties of $40 million.
Rover and Energy Transfer filed their answer to this order on March 21, 2022, and Enforcement Staff filed a reply on April 20, 2022. Rover and Energy Transfer filed their surreply to this order on May 13, 2022. FERC has taken no further action on the case since that time. The primary contractor (and one of the subcontractors) responsible for the HDD operations of the Tuscarawas River site have agreed to indemnify Rover and the Partnership for any and all losses, including any fines and penalties from government agencies, resulting from their actions in conducting such HDD operations. Given the stage of the proceedings, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any; however, the Partnership believes the indemnity described above will be applicable to the penalty proposed by Enforcement Staff and intends to vigorously defend itself against the subject claims.
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which has been protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order.
On December 1, 2022, Sea Robin filed a rate case pursuant to Section 4 of the NGA. By order dated June 29, 2023, a revised procedural schedule was adopted in this proceeding setting the commencement of the hearing for January 9, 2024, with an initial decision anticipated by May 21, 2024. Subsequently, by Order of the Acting Chief Administrative Law Judge, deadlines in the procedural schedule were extended, including revised hearing commencement and initial decisions deadlines to March 26, 2024 and August 8, 2024, respectively. On November 29, 2023, the parties reached a settlement in principle and the settlement was filed with the FERC on December 29, 2023.
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

	Years Ended December 31,
	2023	2022	2021
ROW expense	$68	$64	$48
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
As of December 31, 2023 and 2022, accruals of approximately $285 million and $200 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $200 million.
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
On September 8, 2023, the USACE published the Draft EIS. Comments to the Draft EIS were due on December 13, 2023. The USACE anticipates that a Final EIS and Record of Decision would be issued in 2024. The pipeline continues to operate pending completion of the EIS. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline, which consists of both Dakota Access and the Energy Transfer Crude Oil Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Louisiana Dispute with New Generation Gas Gathering LLC
On August 31, 2023, Energy Partners, LP and ETC Texas Pipeline, LTD—corrected the next day to be ETC Texas Pipeline, Ltd, Gulf Run Transmission LLC, Enable Midstream Partners LP and ETC Tiger Pipeline LLC (collectively “Energy Transfer”), filed a petition for declaratory judgment against New Generation Gas Gathering LLC (“NG3”) in the 42nd Judicial District Court of DeSoto Parish, Louisiana. In relation to seven specific servitudes in DeSoto Parish, Louisiana underlying Energy Transfer natural gas pipelines, Energy Transfer requested declarations from the Court that pursuant to Louisiana Civil Code Article 720, NG3 must obtain Energy Transfer’s permission to install NG3’s proposed pipelines across the Energy Transfer servitudes so that Energy Transfer may determine if NG3’s proposed installation of its proposed pipelines would interfere with Energy Transfer’s use of its existing servitudes.

On November 13, 2023, NG3 filed its answer and reconventional demand, a Louisiana term for counterclaim, asserting six causes of action against of all the entities asserting the claim as well as Energy Transfer LP. In Count I, NG3 seeks declaratory judgment that Energy Transfer lacks the right to object to its proposed crossings of Energy Transfer’s natural gas pipelines that adversely affect Energy Transfer. In Counts II–VI, NG3 asserts five causes of action alleging that Energy Transfer’s objection and lawsuit seeking court determination that it has the right to object to NG3’s request to cross Energy Transfer’s pipelines more than one hundred times constitutes tortious conduct, an abuse of Energy Transfer’s rights, an unfair trade practice, and a violation of Louisiana Monopolies Act sections prohibiting conspiracies and monopolies/attempted monopolies.
On December 7, 2023, the trial court set the deadline for Energy Transfer to respond to NG3’s reconventional demand as February 9, 2024, set a hearing on any exceptions for March 25, 2024, and tentatively set a trial date for September 9, 2024. The parties have begun written discovery. The Court’s schedule is subject to dispute among the parties and has not yet been resolved by the Court.
On February 7, 2024, the Attorney General for the State of Louisiana, Public Protection Division (the “AG”) gave notice of a complaint filed by NG3. NG3 asserts that Energy Transfer violated Louisiana Revised Statutes 51:1401, et seq., the Unfair Trade Practices and Consumer Protection Law. The AG has not investigated this matter and it makes no determination as to the merits of same.
Energy Transfer cannot predict the ultimate outcome of this litigation but intends to vigorously defend themselves.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu LP’s (“Lone Star,” now known as Energy Transfer Mont Belvieu NGLs LP) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations resumed at the facilities in the fall of 2016, with the exception of one of Lone Star’s storage wells at the North Terminal that has not been returned to service. Lone Star has obtained payment for most of the losses it has submitted to the adjacent operator. Lone Star continues to quantify and seek reimbursement for outstanding losses.
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
As of December 31, 2023, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
On October 10, 2023, the Delaware Supreme Court affirmed. On October 25, 2023, Energy Transfer Defendants filed a motion for reargument. On November 17, 2023, the Delaware Supreme Court denied the motion.
The mandate issued upon the disposition of that motion; at which time the previously-stayed judgment became effective, plus additional post-judgment interest.
The Energy Transfer Defendants paid the judgment (in the amount of approximately $627 million) on November 28, 2023, concluding this matter.
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024 and Energy Transfer’s and Rover’s responsive brief is currently due February 20, 2024. Energy Transfer and Rover intend to vigorously defend this claim.
Unitholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et al., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall S. McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. Discovery is ongoing. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019.
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
Despite the fact that ETMT has taken the position that the judgment is not final and not subject to execution, the Class engaged in asset discovery and actively tried to collect on the judgment through garnishment proceedings from ETMT’s customers. ETMT unsuccessfully tried to deposit the funds into the District Court’s Registry. Accordingly, to stop the garnishment proceedings, on December 2, 2022, ETMT wired approximately $161 million to the Plaintiff’s approved Plan Administrator, which represented at the time the full amount of the judgment with attorney’s fees and post-judgment interest. ETMT did so without waiving its ability to pursue its pending appeal or its right to appeal the merits of the judgment. Plaintiff has since dismissed the garnishment actions.
ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal. ETMT has been vigorous and diligent in its appeals relating to the finality issues underlying the Order and appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. The appeal was fully briefed, and oral argument was held on March 21, 2023. On August 3, 2023, the 10th Circuit ruled in favor of ETMT and found that the district court’s plan of allocation (which was part of the final judgment) did not satisfy all finality requirements. The Court held that the district court abused its discretion in denying ETMT’s Rule 60(b)(6) Motion to Modify and reversed and remanded for further proceedings. The case was sent back to the trial court so that the district court could fix the finality requirements with the judgment. Further, ETMT sought and recovered a return of funds deposited with the Plan Administrator; Class Counsel did not oppose this motion.
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Plaintiffs is approximately $104 million in actual damages and $75 million in punitive damages. ETMT intends on appealing the entirety of the judgment and filed its Notice of Appeal to the Tenth Circuit on December 15, 2023.
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
On September 20, 2023, the Court held oral argument on the various Motions for Summary Judgment. Following oral argument, on September 26, 2023, the Court ruled on each of the Motions. The Court denied Defendants’ Traditional Motion for Partial Summary Judgment Regarding Fraud, Defendants’ No Evidence Motion for Summary Judgment Regarding Plaintiffs’ Fraud and Alter Ego Claims, Defendants’ Traditional and No Evidence Motion for Partial Summary Judgment Regarding Damages and Rescission, and Plaintiff ETC Texas Pipeline, Ltd.’s Traditional Motion for Partial Summary Judgment on Breach of Contract and Declaratory Judgment. The Court granted Culberson Midstream, LLC’s Traditional Motion for Partial Summary Judgment Seeking Dismissal of Plaintiffs’ Breach of Contract and Declaratory Judgment Claims and Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC’s Motion for Partial Summary Judgment Regarding Breach of the Option Agreement. Defendants have filed a motion seeking permission from the appellate court to allow an interlocutory appeal of the order denying their Traditional Motion for Partial Summary Judgment Regarding Fraud. That motion remains pending before the appellate court.
Discovery has closed in this matter. Trial on Plaintiff Energy Transfer LP’s fraud claim is currently set for June 18, 2024. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.

Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, respectively, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directs NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also states that the MDPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which the Company has completed as of January 17, 2024.
Crestwood Midstream Partners, LP – Linde Litigation
On December 23, 2019, Linde Engineering North America Inc. (“Linde”) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC, our consolidated subsidiary, and Crestwood Midstream Partners, LP (collectively, “Crestwood”) breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to Crestwood related to the completion of the construction of the Bear Den II cryogenic processing plant.
Trial was held in June 2022, and a final judgment was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgment interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. Crestwood has insurance coverage related to certain pre-judgment interest awards but has not recorded a receivable related to any potential insurance recovery on June 30, 2023. On January 9, 2023, Crestwood paid approximately $21.2 million to the Court Registry under protest to mitigate the impact of post-judgment interest. Crestwood filed a Notice of Appeal on January 13, 2023, and filed its Appellate Brief on September 29, 2023. Linde’s response was filed on February 8, 2024. Crestwood anticipates that oral argument will be held in late 2024. Crestwood is unable to predict the ultimate outcome on the appeal related to this matter.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2023, the Partnership had been named as a PRP at approximately 32 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	December 31,
	2023	2022
Current	$42	$54
Non-current	235	228
Total environmental liabilities	$277	$282
We have established a wholly owned captive insurance company to bear certain risks associated with environmental obligations related to certain sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company.
During the years ended December 31, 2023 and 2022, the Partnership recorded $29 million and $30 million, respectively, of expenditures related to environmental cleanup programs.
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
12.REVENUE:
Disaggregation of revenue
The major types of revenue within our reportable segments are as follows:
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
Lake Charles LNG’s revenues are primarily derived from terminalling services for shippers by receiving LNG at the facility for storage and delivering such LNG to shippers, either in liquid state or gaseous state after regasification. Lake Charles LNG derives all of its revenue from a series of long-term contracts with a wholly owned subsidiary of Royal Dutch Shell plc (“Shell”). Terminalling revenue is generated from fees paid by Shell for storage and other associated services at the terminal. Payment for services under these contracts are typically due the month after the services have been performed.
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
Midstream revenue
Our midstream segment’s revenues are derived primarily from margins we earn for natural gas volumes that are gathered, processed and/or transported. The various types of revenue contracts our midstream segment enters into include:
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
NGL and refined products transportation and services revenue
Our NGL and refined products transportation and services segment’s revenues are primarily derived from transportation, fractionation, blending and storage of NGL and refined products as well as acquisition and marketing activities. Revenues are generated utilizing a complementary network of pipelines, storage and blending facilities, and strategic offtake locations that provide access to multiple NGL markets. Transportation, fractionation and storage revenue is generated from fees charged to customers under a combination of firm and interruptible contracts. Firm contracts are in the form of take-or-pay arrangements where certain fees will be charged to customers regardless of the volume of service they request for any given period. Under interruptible contracts, customers are not required to pay any fixed minimum amounts, but are instead billed based on actual volume of service provided for any given period. Payment for services under these contracts are typically due the month after the services have been performed.
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
Crude oil transportation and services revenue
Our crude oil transportation and services segment’s revenues are primarily derived from providing transportation, terminalling and acquisition and marketing services to crude oil markets throughout the Southwest, Midwest and Northeast United States. Crude oil transportation revenue is generated from tariffs paid by shippers utilizing our transportation services and is generally recognized as the related transportation services are provided. Crude oil terminalling revenue is generated from fees paid by customers for storage and other associated services at the terminal. Crude oil acquisition and marketing revenue is generated from sale of crude oil acquired from a variety of suppliers to third parties. Payment for services under these contracts are typically due the month after the services have been performed.
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
Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, Sunoco LP is precluded from redirecting the shipment to another customer and revenue is recognized.
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
USAC’s contract operations revenue
USAC’s revenue from contracted compression, natural gas treating and maintenance services is recognized ratably under its fixed-fee contracts over the term of the contract as services are provided to its customers. Initial contract terms typically range from six months to five years; however, USAC usually continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay the monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of the invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue. The amount of consideration USAC receives and revenue it recognizes is based upon the fixed fee rate stated in each service contract.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2021	$459
Additions	1,113
Revenue recognized	(944)
Other	(13)
Balance, December 31, 2022	615
Additions	1,254
Revenue recognized	(1,120)
Balance, December 31, 2023	$749

The balances of Sunoco LP’s contract assets and contract liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Contract Balances
Contract assets	$256	$200
Accounts receivable from contracts with customers	809	834
Contract liabilities	—	—
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the years ended December 31, 2023, 2022 and 2021 was $29 million, $22 million and $21 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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

As of December 31, 2023, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $39.10 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2023	$7,590	$6,497	$5,769	$19,240	$39,096
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
13.LEASE ACCOUNTING:
Lessee Accounting
The Partnership leases terminal facilities, tank cars, office space, land and equipment under non-cancelable operating leases whose initial terms are typically five to 15 years, with some real estate leases having terms of 40 years or more, along with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on our consolidated balance sheets.
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
The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Operating leases:
Lease right-of-use assets, net	$797	$808
Operating lease current liabilities	56	45
Accrued and other current liabilities	5	1
Non-current operating lease liabilities	778	798
Finance leases:
Property, plant and equipment, net	$1	$1
Lease right-of-use assets, net	29	11
Current maturities of long-term debt	8	2
Long-term debt, less current maturities	19	9
Other non-current liabilities	—	1
The components of lease expense for the years ended December 31, 2023 and 2022 were as follows:

		Year Ended December 31,
	Income Statement Location	2023	2022
Operating lease costs:
Operating lease cost	Cost of goods sold	$1	$3
Operating lease cost	Operating expenses	69	63
Operating lease cost	Selling, general and administrative	18	22
Total operating lease costs		88	88
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	—	—
Interest on lease liabilities	Interest expense, net of capitalized interest	—	—
Total finance lease costs		—	—
Short-term lease cost	Operating expenses	38	33
Variable lease cost	Operating expenses	16	13
Lease costs, gross		142	134
Less: Sublease income	Other revenue	42	40
Lease costs, net		$100	$94

The weighted-average remaining lease terms and weighted-average discount rates as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	21	21
Finance leases	12	27
Weighted-average discount rate (%):
Operating leases	6%	5%
Finance leases	5%	4%
Cash flows and non-cash activity related to leases for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Operating cash flows from operating leases	$(139)	$(133)
Lease assets obtained in exchange for new finance lease liabilities	18	1
Lease assets obtained in exchange for new operating lease liabilities	5	41
Maturities of lease liabilities as of December 31, 2023 are as follows:

	Operating leases	Finance leases	Total
2024	$96	$7	$103
2025	90	8	98
2026	81	4	85
2027	71	2	73
2028	70	1	71
Thereafter	979	12	991
Total lease payments	1,387	34	1,421
Less: present value discount	553	7	560
Present value of lease liabilities	$834	$27	$861
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
Sunoco LP’s future minimum operating lease payments receivable as of December 31, 2023 are as follows:

Lease Payments
2024	$108
2025	99
2026	82
2027	63
2028	38
Thereafter	17
Total undiscounted cash flows	$407

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

The following table details our outstanding commodity-related derivatives:

	December 31, 2023		December 31, 2022
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	(1,878)	2024-2025	145	2023
Basis Swaps IFERC/NYMEX(1)	(171,185)	2024	(39,563)	2023
Swing Swaps	(900)	2024	—	—
Options – Puts	1,900	2024	—	—
Options - Calls	250	2024	—	—
Power (Megawatt):
Forwards	155,600	2024-2029	—	2023-2029
Futures	(464,897)	2024	(21,384)	2023
Options – Puts	136,000	2024	119,200	2023
Crude (MBbls):
Option - Puts	(15)	2024	—	—
Option - Calls	(20)	2024	—	—
NGL/Refined Products (MBbls):
Option - Puts	121	2024-2026	—	—
Option - Calls	(43)	2024-2026	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	124,210	2024-2025	42,440	2023-2024
Swing Swaps IFERC	(96,828)	2024-2025	(202,815)	2023-2024
Fixed Swaps/Futures	7,125	2024-2026	(15,758)	2023-2025
Forward Physical Contracts	(1,751)	2024-2026	2,423	2023-2024
NGL (MBbls) – Forwards/Swaps	(13,870)	2024-2027	6,934	2023-2025
Crude (MBbls) – Forwards/Swaps	(2,674)	2024-2025	795	2023-2024
Refined Products (MBbls) – Futures	(4,548)	2024-2025	(3,547)	2023-2024
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(39,013)	2024	(37,448)	2023
Fixed Swaps/Futures	(39,013)	2024	(37,448)	2023
Hedged Item – Inventory	39,013	2024	37,448	2023
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

The following table summarizes our interest rate swaps outstanding (including USAC’s), none of which were designated as hedges for accounting purposes:

Term	Type	Notional Amount Outstanding
		December 31, 2023	December 31, 2022
Energy Transfer
July 2024 (1)	Forward-starting to pay a fixed rate of 3.388% and receive a floating rate based on SOFR	$—	$400
USAC
December 2025	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	700	—
(1)The July 2024 interest rate swaps were terminated and settled in August 2023.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$51	$87	$(6)	$(7)
	51	87	(6)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	427	506	(374)	(411)
Commodity derivatives	132	95	(80)	(108)
Interest rate derivatives	6	—	(4)	(23)
	565	601	(458)	(542)
Total derivatives	$616	$688	$(464)	$(549)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives without offsetting agreements	Derivative assets (liabilities)	$6	$—	$(4)	$(23)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	132	95	(80)	(108)
Broker cleared derivative contracts	Other current assets (liabilities)	478	593	(380)	(418)
		616	688	(464)	(549)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(72)	(85)	72	85
Counterparty netting	Other current assets (liabilities)	(368)	(359)	368	359
Total net derivatives		$176	$244	$(24)	$(105)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2023	2022	2021
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$7	$83	$(6)
Commodity derivatives – Non-trading	Cost of products sold	40	41	(141)
Interest rate derivatives	Gains (losses) on interest rate derivatives	36	293	61
Total		$83	$417	$(86)
15.RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $86 million, $79 million and $65 million to these 401(k) savings plans for the years ended December 31, 2023, 2022 and 2021, respectively.

Pension and Other Postretirement Benefit Plans
Certain of the Partnership’s subsidiaries sponsor pension and/or other postretirement benefit plans that provide benefits to a defined group of retirees. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2023			December 31, 2022
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$22	$19	$148	$50	$26	$195
Service cost	—	—	—	—	—	1
Interest cost	1	1	6	1	1	4
Benefits paid, net	(1)	(3)	(13)	(1)	(3)	(14)
Actuarial gain and other	1	—	(3)	(8)	(3)	(38)
Energy Transfer Canada sale	—	—	—	(20)	(2)	—
Benefit obligation at end of period	23	17	138	22	19	148

Change in plan assets:
Fair value of plan assets at beginning of period	20	—	259	44	—	311
Return on plan assets and other	2	—	29	(4)	—	(41)
Employer contributions	1	—	2	1	—	3
Benefits paid, net	(1)	—	(13)	(1)	—	(14)
Energy Transfer Canada sale	—	—	—	(20)	—	—
Fair value of plan assets at end of period	22	—	277	20	—	259

Amount underfunded (overfunded) at end of period	$1	$17	$(139)	$2	$19	$(111)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$155	$—	$—	$127
Current liabilities	—	(3)	(2)	—	(3)	(2)
Non-current liabilities	(1)	(14)	(14)	(2)	(16)	(14)
	$(1)	$(17)	$139	$(2)	$(19)	$111

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain (loss)	$—	$(2)	$(12)	$—	$(2)	$5
Prior service credit	—	—	(3)	—	—	(3)
	$—	$(2)	$(15)	$—	$(2)	$2

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2023			December 31, 2022
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$23	$15	N/A	$22	$19	N/A
Accumulated benefit obligation	23	17	$138	22	19	$148
Fair value of plan assets	22	—	277	20	—	259
Components of Net Periodic Benefit Cost

	December 31, 2023		December 31, 2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$—	$—	$1
Interest cost	1	6	2	4
Expected return on plan assets	(1)	(12)	(2)	(11)
Prior service cost amortization	—	2	—	19
Actuarial gain amortization	—	(1)	—	—
Net periodic benefit cost	$—	$(5)	$—	$13
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the following table:

	December 31, 2023		December 31, 2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	2.70%	4.62%	5.00%	2.46%
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the following table:

	December 31, 2023		December 31, 2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	2.70%	4.93%	2.70%	2.58%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%	7.00%
Taxable accounts	—	4.75%	—	4.75%
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

The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the following table:

	December 31,
	2023	2022
Health care cost trend rate	7.42%	7.48%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.17%	5.18%
Year that the rate reaches the ultimate trend rate	2031	2030
Changes in the health care cost trend rate assumptions are not expected to have a significant impact on postretirement benefits.
Plan Assets
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2	$2	$—	$—
Mutual funds (1)	20	20	—	—
Total	$22	$22	$—	$—
(1)Comprised of approximately 100% equities as of December 31, 2023.

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2	$2	$—	$—
Mutual funds (1)	18	18	—	—
Total	$20	$20	$—	$—
(1)Comprised of approximately 100% equities as of December 31, 2022.
The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$13	$13	$—	$—
Mutual funds(1)	166	166	—	—
Fixed income securities	98	—	98	—
Total	$277	$179	$98	$—
(1)Primarily composed of market index funds as of December 31, 2023.

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$19	$19	$—	$—
Mutual funds(1)	146	146	—	—
Fixed income securities	94	—	94	—
Total	$259	$165	$94	$—
(1)Primarily composed of market index funds as of December 31, 2022.

The Level 1 plan assets are valued based on active market quotes. The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $3 million to pension plans and $1 million to other postretirement plans in 2024. The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
The Partnership’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the following table:

	Pension Benefits - Funded Plans	Pension Benefits - Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2024	$1	$3	$14
2025	1	3	14
2026	1	2	13
2027	1	2	12
2028	1	2	32
2029 – 2033	7	5	23
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

The following tables present financial information by segment:

	Years Ended December 31,
	2023	2022	2021
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$3,222	$6,954	$7,307
Intersegment revenues	740	864	1,264
	3,962	7,818	8,571
Interstate transportation and storage:
Revenues from external customers	2,328	2,185	1,802
Intersegment revenues	47	66	39
	2,375	2,251	1,841
Midstream:
Revenues from external customers	2,911	4,114	2,620
Intersegment revenues	7,495	12,987	8,696
	10,406	17,101	11,316
NGL and refined products transportation and services:
Revenues from external customers	18,413	21,414	16,989
Intersegment revenues	3,490	4,243	2,972
	21,903	25,657	19,961
Crude oil transportation and services:
Revenues from external customers	26,534	25,980	17,442
Intersegment revenues	2	2	4
	26,536	25,982	17,446
Investment in Sunoco LP:
Revenues from external customers	23,026	25,677	17,571
Intersegment revenues	42	52	25
	23,068	25,729	17,596
Investment in USAC:
Revenues from external customers	824	689	621
Intersegment revenues	22	16	12
	846	705	633
All other:
Revenues from external customers	1,328	2,863	3,065
Intersegment revenues	470	711	411
	1,798	3,574	3,476
Eliminations	(12,308)	(18,941)	(13,423)
Total revenues	$78,586	$89,876	$67,417

	Years Ended December 31,
	2023	2022	2021
Cost of products sold:
Intrastate transportation and storage	$2,616	$6,000	$4,769
Interstate transportation and storage	6	25	11
Midstream	6,503	12,682	8,569
NGL and refined products transportation and services	17,049	21,656	16,248
Crude oil transportation and services	23,071	22,917	14,759
Investment in Sunoco LP	21,703	24,350	16,246
Investment in USAC	137	111	85
All other	1,740	3,328	3,068
Eliminations	(12,284)	(18,837)	(13,360)
Total cost of products sold	$60,541	$72,232	$50,395

	Years Ended December 31,
	2023	2022	2021
Depreciation, depletion and amortization:
Intrastate transportation and storage	$214	$209	$191
Interstate transportation and storage	563	513	457
Midstream	1,451	1,351	1,190
NGL and refined products transportation and services	915	865	778
Crude oil transportation and services	740	663	588
Investment in Sunoco LP	187	193	177
Investment in USAC	246	237	239
All other	69	133	197
Total depreciation, depletion and amortization	$4,385	$4,164	$3,817

	Years Ended December 31,
	2023	2022	2021
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$17	$17	$20
Interstate transportation and storage	260	175	140
Midstream	15	19	24
NGL and refined products transportation and services	76	44	51
Crude oil transportation and services	11	(2)	10
All other	4	4	1
Total equity in earnings of unconsolidated affiliates	$383	$257	$246

	Years Ended December 31,
	2023	2022	2021
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,111	$1,396	$3,483
Interstate transportation and storage	2,009	1,753	1,515
Midstream	2,525	3,210	1,868
NGL and refined products transportation and services	3,894	3,025	2,828
Crude oil transportation and services	2,681	2,187	2,023
Investment in Sunoco LP	964	919	754
Investment in USAC	512	426	398
All Other	2	177	177
Adjusted EBITDA (consolidated)	$13,698	$13,093	$13,046

	Years Ended December 31,
	2023	2022	2021
Reconciliation of net income to Adjusted EBITDA:
Net income	$5,294	$5,868	$6,687
Depreciation, depletion and amortization	4,385	4,164	3,817
Interest expense, net of interest capitalized	2,578	2,306	2,267
Income tax expense	303	204	184
Impairment losses and other	12	386	21
Gains on interest rate derivatives	(36)	(293)	(61)
Non-cash compensation expense	130	115	111
Unrealized gains on commodity risk management activities	(3)	(42)	(162)
Inventory valuation adjustments	114	(5)	(190)
(Gains) losses on extinguishments of debt	(2)	—	38
Adjusted EBITDA related to unconsolidated affiliates	691	565	523
Equity in earnings of unconsolidated affiliates	(383)	(257)	(246)
Non-operating litigation-related loss	627	—	—
Other, net	(12)	82	57
Adjusted EBITDA (consolidated)	$13,698	$13,093	$13,046

	December 31,
	2023	2022	2021
Segment assets:
Intrastate transportation and storage	$6,112	$6,609	$7,322
Interstate transportation and storage	17,708	17,979	17,774
Midstream	25,592	21,851	21,960
NGL and refined products transportation and services	27,214	27,903	28,160
Crude oil transportation and services	25,464	19,200	19,649
Investment in Sunoco LP	6,826	6,830	5,815
Investment in USAC	2,737	2,666	2,768
All other and eliminations	2,045	2,605	2,515
Total segment assets	$113,698	$105,643	$105,963

	Years Ended December 31,
	2023	2022	2021
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$93	$179	$52
Interstate transportation and storage	383	644	159
Midstream	832	1,004	484
NGL and refined products transportation and services	679	507	751
Crude oil transportation and services	266	246	343
Investment in Sunoco LP	215	186	174
Investment in USAC	300	169	60
All other	100	91	135
Total additions to property, plant and equipment (1)	$2,868	$3,026	$2,158
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	December 31,
	2023	2022	2021
Investments in unconsolidated affiliates:
Intrastate transportation and storage	$144	$139	$110
Interstate transportation and storage	2,179	2,201	2,209
Midstream	141	54	101
NGL and refined products transportation and services	390	398	457
Crude oil transportation and services	187	48	19
All other	56	53	51
Total investments in unconsolidated affiliates	$3,097	$2,893	$2,947