Form 10-Q
period 2024-03-31
Energy Transfer LP
filed 2024-05-09
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At May 3, 2024, the registrant had 3,370,023,318 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
BBtu	billion British thermal units
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Crestwood	Crestwood Equity Partners LP, which was acquired by Energy Transfer in November 2023
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IFERC	Inside FERC’s Gas Market Report
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGL	natural gas liquid, such as propane, butane and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer and/or Panhandle Eastern Pipe Line
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer and/or Rover Pipeline
Sea Robin	Sea Robin Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SOFR	Secured overnight financing rate
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer and/or Transwestern Pipeline
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,946	$161
Accounts receivable, net	9,643	9,047
Accounts receivable from related companies	119	101
Inventories	2,267	2,478
Income taxes receivable	58	67
Derivative assets	27	66
Other current assets	447	513
Assets held for sale	511	—
Total current assets	15,018	12,433

Property, plant and equipment	115,631	114,932
Accumulated depreciation and depletion	(30,459)	(29,581)
Property, plant and equipment, net	85,172	85,351

Investments in unconsolidated affiliates	3,093	3,097
Lease right-of-use assets, net	734	826
Other non-current assets, net	1,774	1,733
Intangible assets, net	6,111	6,239
Goodwill	3,887	4,019
Total assets	$115,789	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,535	$6,663
Accounts payable to related companies	29	21
Derivative liabilities	18	8
Operating lease current liabilities	55	56
Accrued and other current liabilities	3,771	3,521
Current maturities of long-term debt	1,181	1,008
Liabilities associated with held for sale	130	—
Total current liabilities	12,719	11,277

Long-term debt, less current maturities	52,295	51,380
Non-current derivative liabilities	—	4
Non-current operating lease liabilities	696	778
Deferred income taxes	4,009	3,931
Other non-current liabilities	1,604	1,611

Commitments and contingencies
Redeemable noncontrolling interests	673	778

Equity:
Limited Partners:
Preferred Unitholders	5,626	6,459
Common Unitholders	30,268	30,197
General Partner	(2)	(2)
Accumulated other comprehensive income	41	28
Total partners’ capital	35,933	36,682
Noncontrolling interests	7,860	7,257
Total equity	43,793	43,939
Total liabilities and equity	$115,789	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Refined product sales	$5,513	$5,454
Crude sales	6,844	5,478
NGL sales	5,251	4,160
Gathering, transportation and other fees	2,901	2,777
Natural gas sales	855	899
Other	265	227
Total revenues	21,629	18,995
COSTS AND EXPENSES:
Cost of products sold	16,597	14,610
Operating expenses	1,138	1,025
Depreciation, depletion and amortization	1,254	1,059
Selling, general and administrative	260	238
Impairment losses	—	1
Total costs and expenses	19,249	16,933
OPERATING INCOME	2,380	2,062
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(728)	(619)
Equity in earnings of unconsolidated affiliates	98	88
Loss on extinguishment of debt	(5)	—
Gains (losses) on interest rate derivatives	9	(20)
Other, net	27	7
INCOME BEFORE INCOME TAX EXPENSE	1,781	1,518
Income tax expense	89	71
NET INCOME	1,692	1,447
Less: Net income attributable to noncontrolling interests	436	321
Less: Net income attributable to redeemable noncontrolling interests	16	13
NET INCOME ATTRIBUTABLE TO PARTNERS	1,240	1,113
General Partner’s interest in net income	1	1
Preferred Unitholders’ interest in net income	129	109
Loss on redemption of Series C and Series D Preferred Units	21	—
Common Unitholders’ interest in net income	$1,089	$1,003
NET INCOME PER COMMON UNIT:
Basic	$0.32	$0.32
Diluted	$0.32	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,692	$1,447
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	1
Actuarial gain (loss) related to pension and other postretirement benefit plans	9	(5)
Foreign currency translation adjustments	—	1
Change in other comprehensive income from unconsolidated affiliates	2	—
	13	(3)
Comprehensive income	1,705	1,444
Less: Comprehensive income attributable to noncontrolling interests	436	321
Less: Comprehensive income attributable to redeemable noncontrolling interests	16	13
Comprehensive income attributable to partners	$1,253	$1,110
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2023	$30,197	$6,459	$(2)	$28	$7,257	$43,939
Distributions to partners	(1,039)	(88)	(1)	—	—	(1,128)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Capital contributions from noncontrolling interests	—	—	—	—	637	637
Other comprehensive income, net of tax	—	—	—	13	—	13
Redemption of Series C and Series D Preferred Units	—	(895)	—	—	—	(895)
Other, net	—	21	—	—	(49)	(28)
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,110	129	1	—	436	1,676
Balance, March 31, 2024	$30,268	$5,626	$(2)	$41	$7,860	$43,793

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
Distributions to partners	(920)	(80)	(1)	—	—	(1,001)
Distributions to noncontrolling interests	—	—	—	—	(441)	(441)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	14	—	—	—	4	18
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,003	109	1	—	321	1,434
Balance, March 31, 2023	$27,057	$6,080	$(2)	$13	$7,521	$40,669
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$1,692	$1,447
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,254	1,059
Deferred income taxes	67	53
Inventory valuation adjustments	(130)	(29)
Non-cash compensation expense	46	37
Impairment losses	—	1
Loss on extinguishment of debt	5	—
Distributions on unvested awards	(14)	(20)
Equity in earnings of unconsolidated affiliates	(98)	(88)
Distributions from unconsolidated affiliates	84	87
Other non-cash	(7)	2
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	873	801
Net cash provided by operating activities	3,772	3,350
INVESTING ACTIVITIES:
Cash paid by Sunoco LP for Zenith Energy terminals acquisition, net of cash received	(185)	—
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	(84)	—
Cash paid for other acquisitions, net of cash received	(180)	—
Capital expenditures, excluding allowance for equity funds used during construction	(795)	(853)
Contributions in aid of construction costs	25	16
Contributions to unconsolidated affiliates	(2)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	23	30
Proceeds from sales of other assets	2	4
Net cash used in investing activities	(1,196)	(803)
FINANCING ACTIVITIES:
Proceeds from borrowings	8,141	7,582
Repayments of debt	(6,257)	(8,605)
USAC investments in government securities in connection with the legal defeasance of senior notes	(749)	—
Redemption of Series C and Series D Preferred Units	(895)	—
Redemption of Crestwood Niobrara LLC preferred units	(37)	—
Capital contributions from noncontrolling interests	637	3
Distributions to partners	(1,128)	(1,001)
Distributions to noncontrolling interests	(421)	(441)
Distributions to redeemable noncontrolling interests	(22)	(12)
Debt issuance costs	(60)	—
Net cash used in financing activities	(791)	(2,474)
Increase in cash and cash equivalents	1,785	73
Cash and cash equivalents, beginning of period	161	257
Cash and cash equivalents, end of period	$1,946	$330
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
2.ACQUISITIONS AND DIVESTITURES
Sunoco LP’s Acquisitions
On May 3, 2024, Sunoco LP completed the previously announced acquisition of all of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the merger agreement, NuStar common unitholders received 0.400 Sunoco LP common units for each NuStar common unit. In connection with the acquisition, Sunoco LP issued approximately 50.6 million common units, which had a fair value of approximately $2.8 billion, assumed debt totaling approximately $3.4 billion and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. Beginning May 2024, our consolidated financial statements will reflect NuStar as a consolidated subsidiary. At the time our consolidated financial statements were issued, the initial accounting for this business combination was incomplete due to the timing of the close of the acquisition; therefore, certain required disclosures have not been included herein.
On March 13, 2024, Sunoco LP completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for approximately €170 million ($185 million), which was allocated $6 million to other current assets, $204 million to property, plant and equipment, $36 million to other non-current assets and $7 million to goodwill. In connection with this transaction, Sunoco LP also assumed $14 million in current liabilities, $11 million in deferred income taxes and $43 million in other non-current liabilities.

Sunoco LP’s Divestiture
On April 16, 2024, Sunoco LP completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit.
The following table presents the aggregate carrying amount of assets and liabilities that were classified as held for sale:

March 31, 2024
Carrying amount of assets held for sale:
Accounts receivable, net	$18
Inventories	14
Other current assets	3
Property, plant and equipment, net	171
Goodwill	145
Intangibles	12
Other non-current assets	148
Total assets held for sale	$511

Carrying amount of liabilities held for sale:
Current liabilities	$14
Other non-current liabilities	116
Total liabilities associated with assets held for sale	$130
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of March 31, 2024 or December 31, 2023.
We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2024	2023
Accounts receivable	$(614)	$197
Accounts receivable from related companies	(246)	(3)
Inventories	311	429
Other current assets	79	188
Other non-current assets, net	(76)	(4)
Accounts payable	883	(18)
Accounts payable to related companies	251	(11)
Accrued and other current liabilities	274	(13)
Other non-current liabilities	(34)	31
Derivative assets and liabilities, net	45	5
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$873	$801

Non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2024	2023
Accrued capital expenditures	$421	$436
Lease assets obtained in exchange for new lease liabilities	30	1
Distribution reinvestment	22	23
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	749	—
Legal defeasance of USAC senior notes due 2026	725	—
4.INVENTORIES
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Natural gas, NGLs and refined products	$1,502	$1,658
Crude oil	196	258
Spare parts and other	569	562
Total inventories	$2,267	$2,478
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of March 31, 2024 and December 31, 2023, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $100 million and $230 million, respectively. For the three months ended March 31, 2024 and 2023, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended March 31, 2024 and 2023, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $130 million and $29 million, respectively, related to Sunoco LP’s LIFO inventory, which increased net income.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the three months ended March 31, 2024, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2024
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$8	$—	$8
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	2	2	—
Swing Swaps IFERC	2	2	—
Fixed Swaps/Futures	27	27	—
Forward Physical Contracts	9	—	9
Power:
Forwards	69	69	—
Futures	15	15	—
NGLs – Forwards/Swaps	466	466	—
Refined Products – Futures	3	3	—
Crude – Forwards/Swaps	50	50	—
Total commodity derivatives	643	634	9
Other non-current assets	32	21	11
Total assets	$683	$655	$28
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(8)	$(8)	$—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(13)	(13)	—
Power:
Forwards	(68)	(68)	—
Futures	(12)	(12)	—
NGLs – Forwards/Swaps	(448)	(448)	—
Refined Products – Futures	(19)	(19)	—
Crude – Forwards/Swaps	(60)	(60)	—
Total commodity derivatives	(630)	(630)	—
Total liabilities	$(630)	$(630)	$—

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$6	$—	$6
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	24	24	—
Swing Swaps IFERC	20	20	—
Fixed Swaps/Futures	77	77	—
Forward Physical Contracts	8	—	8
Power:
Forwards	57	57	—
Futures	8	8	—
NGLs – Forwards/Swaps	336	336	—
Refined Products – Futures	35	35	—
Crude – Forwards/Swaps	45	45	—
Total commodity derivatives	610	602	8
Other non-current assets	31	20	11
Total assets	$647	$622	$25
Liabilities:
Interest rate derivatives	$(4)	$—	$(4)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)	—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(16)	(16)	—
Options – Puts	(2)	(2)	—
Power:
Forwards	(56)	(56)	—
Futures	(8)	(8)	—
NGL/Refined Products Option - Puts	(1)	(1)	—
NGL/Refined Products Option - Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(316)	(316)	—
Refined Products – Futures	(18)	(18)	—
Crude – Forwards/Swaps	(37)	(37)	—
Total commodity derivatives	(460)	(460)	—
Total liabilities	$(464)	$(460)	$(4)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of March 31, 2024 were $52.85 billion and $53.48 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $51.93 billion and $52.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended March 31,
	2024	2023
Net income	$1,692	$1,447
Less: Net income attributable to noncontrolling interests	436	321
Less: Net income attributable to redeemable noncontrolling interests	16	13
Net income, net of noncontrolling interests	1,240	1,113
Less: General Partner’s interest in net income	1	1
Less: Preferred Unitholders’ interest in net income	129	109
Less: Loss on redemption of Series C and Series D Preferred Units	21	—
Common Unitholders’ interest in net income	$1,089	$1,003
Basic Income per Common Unit:
Weighted average common units	3,368.6	3,095.5
Basic income per common unit	$0.32	$0.32
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,089	$1,003
Dilutive effect of equity-based compensation of subsidiaries (1)	1	—
Diluted income attributable to Common Unitholders	$1,088	$1,003
Weighted average common units	3,368.6	3,095.5
Dilutive effect of unvested restricted unit awards (1)	21.5	19.9
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,390.1	3,115.4
Diluted income per common unit	$0.32	$0.32
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Recent Transactions
Energy Transfer Senior Notes Redemptions
During the first quarter of 2024, the Partnership redeemed its $1.15 billion aggregate principal amount of 5.875% Senior Notes due January 2024, $350 million aggregate principal amount of 4.90% Senior Notes due February 2024 and $82 million aggregate principal amount of 7.60% Senior Notes due February 2024 using proceeds from its January 2024 notes issuance described below.
In April 2024, the Partnership redeemed its $500 million aggregate principal amount of 4.25% Senior Notes due April 2024, $750 million aggregate principal amount of 4.50% Senior Notes due April 2024 and $450 million aggregate principal amount of 8.00% Senior Notes due April 2029 using cash on hand and proceeds from its Five-Year Credit Facility (defined below).
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% Senior Notes due April 2024 using proceeds from member contributions. The Partnership indirectly owns 36.4% of the ownership interests in the Bakken Pipeline entities.
Energy Transfer January 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% Senior Notes due 2034, $1.75 billion aggregate principal amount of 5.95% Senior Notes due 2054 and $800 million aggregate principal amount of

8.00% fixed-to-fixed reset rate Junior Subordinated Notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, to redeem its outstanding Series C Preferred Units and Series D Preferred Units and for general partnership purposes. The Partnership will also use the net proceeds to redeem its outstanding Series E Preferred Units in May 2024.
Sunoco LP April 2024 Notes Issuance
On April 30, 2024, Sunoco LP issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. Sunoco LP used the net proceeds from the offering to (i) repay certain outstanding indebtedness of NuStar, in connection with the merger between Sunoco LP and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
USAC March 2024 Notes Issuance
In March 2024, USAC issued $1.00 billion aggregate principal amount of 7.125% Senior Notes due 2029. The net proceeds from this issuance were used to repay a portion of existing borrowings under USAC’s revolving credit facility, to redeem its $725 million aggregate principal amount of 6.875% senior notes due 2026, which constituted a legal defeasance under GAAP (the “Defeasance”), and for general partnership purposes.
The Defeasance required a cash outlay in the net amount of $749 million, which was used to purchase U.S. government securities. These securities generated sufficient cash upon maturity to fund interest payments on the senior notes due 2026 occurring between the effective date of the Defeasance through April 4, 2024, when the senior notes due 2026 were redeemed at par, as well as fund the redemption of the senior notes due 2026 in full. As a result of the Defeasance, USAC recognized a loss on early extinguishment of debt of $5 million for the three months ended March 31, 2024.
Current Maturities of Long-Term Debt
As of March 31, 2024, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $1.00 billion of senior notes issued by the Bakken Pipeline entities, which were repaid in April 2024 as discussed above under “Recent Transactions.” Current maturities of long-term debt also reflected $175 million aggregate principal amount of Transwestern’s 5.66% senior notes due December 2024.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of March 31, 2024, the Five-Year Credit Facility had no outstanding borrowings and no outstanding commercial paper. The amount available for future borrowings was $4.97 billion, after accounting for outstanding letters of credit in the amount of $29 million.
Sunoco LP Credit Facility
As of March 31, 2024, Sunoco LP’s credit facility had $625 million of outstanding borrowings and $5 million in standby letters of credit and matures in May 2029 (as amended in May 2024). The amount available for future borrowings at March 31, 2024 was $870 million. The weighted average interest rate on the total amount outstanding as of March 31, 2024 was 7.18%.
USAC Credit Facility
As of March 31, 2024, USAC’s credit facility, which matures in December 2026, had $736 million of outstanding borrowings and $1 million outstanding letters of credit. As of March 31, 2024, USAC’s credit facility had $863 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $429 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2024 was 8.00%.

Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2024. For the quarter ended March 31, 2024, our leverage ratio, as calculated pursuant to the covenant related to our Five-Year Credit Facility, was 3.27x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of March 31, 2024 and December 31, 2023 included a balance of $431 million and $476 million, respectively, related to the USAC Series A preferred units; $220 million and $280 million, respectively, related to Crestwood Niobrara LLC preferred units; and $22 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
USAC Preferred Unit Conversions
On January 12, 2024, the holders of USAC preferred units elected to convert 40,000 preferred units into 1,998,850 common units. These preferred units were converted into common units and, for USAC’s fourth-quarter 2023 distribution, the holders received the common unit distribution of $0.525 on the 1,998,850 common units in lieu of the preferred unit distribution of $24.375 on the converted 40,000 preferred units.
On April 1, 2024, the holders of USAC preferred units elected to convert 280,000 preferred units into 13,991,954 common units. These preferred units were converted into common units and, for USAC’s first-quarter 2024 distribution, the holders received the common unit distribution of $0.525 on the 13,991,954 common units in lieu of the preferred unit distribution of $24.375 on the converted 280,000 preferred units.
Niobrara Preferred Unit Redemption
On February 23, 2024, the Partnership paid approximately $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the three months ended March 31, 2024 were as follows:

Number of Units
Number of common units at December 31, 2023	3,367.5
Common units issued under the distribution reinvestment plan	1.6
Common units vested under equity incentive plans and other	0.8
Number of common units at March 31, 2024	3,369.9
Energy Transfer Repurchase Program
During the three months ended March 31, 2024, Energy Transfer did not repurchase any of its common units under its current buyback program. As of March 31, 2024, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the three months ended March 31, 2024, distributions of $22 million were reinvested under the distribution reinvestment program. As of March 31, 2024, a total of 43 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.

Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
Energy Transfer Preferred Units
As of March 31, 2024, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. In addition, as of December 31, 2023, Energy Transfer’s outstanding preferred units also included 18,000,000 Series C Preferred Units and 17,800,000 Series D Preferred Units, both of which were redeemed in February 2024. In March 2024, the Partnership issued a notice to redeem all of its outstanding Series E Preferred Units on May 15, 2024.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
Distributions to partners	(24)	(18)	(11)	(11)	(15)	—	—	—	(9)	(88)
Redemption of preferred units	—	—	(450)	(445)	—	—	—	—	—	(895)
Other, net	—	—	11	10	—	—	—	—	—	21
Net income	23	9	12	11	15	8	27	15	9	129
Balance, March 31, 2024	$947	$547	$—	$—	$786	$504	$1,515	$908	$419	$5,626

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	18	9	8	9	15	8	27	15	109
Balance, March 31, 2023	$946	$547	$440	$434	$786	$504	$1,515	$908	$6,080
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I
December 31, 2023	February 1, 2024	February 15, 2024	$24.710	$33.125	$0.6075	$0.6199	$0.475	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.992	—	—	—	0.475	33.750	35.630	32.500	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to its terms, distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.

Distributions on the Series B Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

	Beginning of floating rate period	Applicable Spread	Tenor spread adjustment	Floating rate
Series B Preferred Units	February 15, 2028	4.155%	0.26161%	Three-month SOFR
Series E Preferred Units(1)	May 15, 2024	5.161%	0.26161%	Three-month SOFR
(1) The Partnership will redeem all of its outstanding Series E Preferred Units on May 15, 2024.
Noncontrolling Interests
The Partnership’s consolidated financial statements also include noncontrolling interests in Sunoco LP and USAC, both of which are master limited partnerships, as well as other non-wholly owned consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.8420
March 31, 2024	May 13, 2024	May 20, 2024	0.8756
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	January 22, 2024	February 2, 2024	$0.525
March 31, 2024	April 22, 2024	May 3, 2024	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2024	December 31, 2023
Available-for-sale securities	$15	$13
Foreign currency translation adjustment	(5)	(5)
Actuarial gains related to pensions and other postretirement benefits	15	6
Investments in unconsolidated affiliates, net	16	14
Total AOCI included in partners’ capital, net of tax	$41	$28
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas (the “Federal District Court”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the Federal District Court case. On May 24, 2022, the Federal District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the federal district courts had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the federal district courts for further proceedings.
On September 13, 2023 the Federal District Court ordered that the Federal District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the Federal District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and the Federal District Court proceedings remain stayed pending resolution of the case pending before the United States Supreme Court. A decision on that Supreme Court case is expected by June 2024. Energy Transfer and Rover intend to vigorously defend this claim.
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
On December 1, 2022, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated June 29, 2023, a revised procedural schedule was adopted in this proceeding setting the commencement of the hearing for January 9, 2024, with an initial decision anticipated by May 21, 2024. Subsequently, by Order of the Acting Chief Administrative Law Judge, deadlines in the procedural schedule were extended, including revised hearing commencement and initial decisions deadlines to March 26, 2024 and August 8, 2024, respectively. On November 29, 2023, the parties reached a settlement in principle. The settlement was filed with the FERC on December 29, 2023 and approved by letter order on February 21, 2024. Among other things, the settlement requires Sea Robin to submit a refund report by May 21, 2024 detailing the amount of refunds, if any, due to Sea Robin’s shippers as a result of the proceeding. Moreover, the settlement established a rate case moratorium prohibiting Sea Robin or any party to the proceeding from seeking or soliciting a change or challenge to Sea Robin’s rates prior to December 1, 2026.
In May 2021, the FERC commenced an audit of SPLP for the period from January 1, 2018 to present to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6 reporting requirements. The audit team is in the process of implementing recommendations made by FERC, none of which would have a material impact on the Partnership’s financial position or results of operations.
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

	Three Months Ended March 31,
	2024	2023
ROW expense	$13	$13
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
As of March 31, 2024 and December 31, 2023, accruals of approximately $254 million and $285 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $200 million.
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
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. The USACE anticipates that a Final EIS and Record of Decision would be issued in 2024. The pipeline continues to operate pending completion of the EIS. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline, which consists of both Dakota Access and the Energy Transfer Crude Oil Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Louisiana Dispute with New Generation Gas Gathering LLC
On August 31, 2023, Energy Partners, LP and ETC Texas Pipeline, LTD amended the next day to be ETC Texas Pipeline, Ltd, Gulf Run Transmission LLC, Enable Midstream Partners LP and ETC Tiger Pipeline LLC (collectively “Energy Transfer”), filed a petition for declaratory judgment against New Generation Gas Gathering LLC (“NG3”) in the 42nd Judicial District Court of DeSoto Parish, Louisiana. In relation to seven specific servitudes in DeSoto Parish, Louisiana underlying Energy Transfer natural gas pipelines, Energy Transfer requested declarations from the Court that, pursuant to Louisiana Civil Code Article 720, NG3 must obtain Energy Transfer’s permission to install NG3’s proposed pipelines across the Energy Transfer servitudes so that Energy Transfer may determine if NG3’s proposed installation of its proposed pipelines would interfere with Energy Transfer’s use of its existing servitudes.
On November 13, 2023, NG3 filed its answer and reconventional demand (a Louisiana term for counterclaim) asserting six claims against the entities asserting the claim, as well as against Energy Transfer LP. In Count I, NG3 seeks declaratory judgment that Energy Transfer lacks the right to object to its proposed crossings of Energy Transfer’s natural gas pipelines that adversely affect Energy Transfer. In Counts II–VI, NG3 asserts five causes of action alleging that Energy Transfer’s objection and lawsuit seeking court determination that it has the right to object to NG3’s request to cross Energy Transfer’s pipelines more than one hundred times constitutes tortious conduct, an abuse of Energy Transfer’s rights, an unfair trade practice, and a violation of Louisiana Monopolies Act sections prohibiting conspiracies, monopolies and attempted monopolies.
On December 7, 2023, the trial court set the deadline for Energy Transfer to respond to NG3’s reconventional demand as February 9, 2024, set a hearing on any exceptions for March 25, 2024, and set a trial date for September 9, 2024. The parties have begun written discovery.
On February 7, 2024, the Attorney General for the State of Louisiana, Public Protection Division (the “AG”) gave notice of a complaint filed by NG3. NG3 asserts that Energy Transfer violated Louisiana Revised Statutes 51:1401, et seq., the Unfair Trade Practices and Consumer Protection Law. The AG has not investigated this matter and it makes no determination as to the merits of matter.
On March 25, 2024, the trial court denied Energy Transfer’s motion to strike NG3’s Counts II-VI, Energy Transfer’s exceptions, and NG3’s exceptions. Energy Transfer has filed an appeal of the trial court’s orders denying its exceptions and motion to strike.
Energy Transfer cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
Litigation Regarding Louisiana Energy Gateway LLC
Louisiana Energy Gateway LLC v. ETC Tiger Pipeline, LLC, 42nd Judicial District Court, DeSoto Parish Docket No. 84202; and ETC Tiger Pipeline, LLC v. Louisiana Energy Gateway LLC, 42nd Judicial District Court, DeSoto Parish Docket No. 84242 (“NORWELA”); and Louisiana Energy Gateway LLC v. ETC Tiger Pipeline, LLC, 1st Judicial District

Court, Caddo Parish Docket No. 644810; and ETC Tiger Pipeline, LLC v. Louisiana Energy Gateway LLC, 1st Judicial District Court, Caddo Parish Docket No. 645193 (“LEMAC”).
The NORWELA and LEMAC disputes concern Louisiana Energy Gateway LLC’s (“LEG”) requests to construct pipelines across and under “exclusive” servitudes in Caddo and DeSoto parishes owned by ETC Tiger Pipeline, LLC (“Tiger”), within which Tiger operates and maintains the ETC Tiger Pipeline, a 42-inch FERC regulated transmission line. LEG instituted each of the disputes by filing petitions for declaratory judgment suits seeking a declaration of Tiger and LEG’s competing servitude rights on June 30, 2023, in the First Judicial District Court in Caddo Parish, and the 42nd Judicial District Court in DeSoto Parish, respectively. The original declaratory judgment suits have not been actively litigated since their filing.
LEG then took steps to begin construction of the same two requested crossings and communicated its intent to immediately begin construction of its pipeline crossings at the NORWELA and LEMAC tracts, forcing Tiger to file companion lawsuits seeking temporary restraining orders, preliminary injunctions and permanent injunctions in Caddo and DeSoto parishes on July 24, 2023. Hearings on Tiger’s requests for preliminary injunction were heard on August 15, 2023 in DeSoto Parish in the NORWELA matter, and on August 17, 2023 in Caddo Parish in the LEMAC matter. Judgments entering preliminary injunction, prohibiting LEG’s construction pending ultimate resolution of the cases on the merits, were entered on November 8, 2023 in LEMAC and on December 18, 2023 in NORWELA. LEG timely perfected appeals of the judgments entering both preliminary injunctions. The Louisiana Second Circuit Court of Appeal will hear the appeals, which have not yet been lodged.
Trial on the merits has not been set in either LEMAC or NORWELA. Tiger cannot predict the ultimate outcome of this litigation but intends to vigorously prosecute its claim for .mandatory injunctions.
In related litigation at FERC, on April 8, 2024, Energy Transfer filed a petition for order to show cause regarding whether The Williams Companies, Inc. are constructing LEG without first seeking Commission approval under Section 7 of the Natural Gas Act. FERC issued a notice of petition for order to show cause on April 11, 2024, which established a comment deadline of May 13, 2024.
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
As of March 31, 2024, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal is anticipated but is not currently scheduled. Energy Transfer and Rover intend to vigorously defend this claim.
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
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall S. McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019. On January 19, 2024, the defendants filed a motion for summary judgment on all of the claims asserted in ACERS’ amended complaint, and ACERS filed a motion for partial summary judgment.
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
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Plaintiffs is approximately $104 million in actual damages and $75 million in punitive damages. ETMT intends on appealing the entirety of the judgment and filed its Opening Brief on the Merits to the Tenth Circuit on March 14, 2024.
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
State of Oklahoma Attorney General – Winter Storm Uri
On April 10, 2024, the State of Oklahoma, through Attorney General Gentner Drummond, (“Plaintiff”) filed a Petition on behalf of Grand River Dam Authority (“GRDA”) against Defendants ET Gathering & Processing, LLC, successor by merger to Enable Midstream Partners, LP, Enable Oklahoma Intrastate Transmission, LLC, Enable Gas Transmission, LLC and Enable Energy Resources, LLC (collectively, “Defendants”) arising out of Winter Storm Uri in February 2021. Specifically, Plaintiff alleges that Defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for breach of contract, unjust enrichment, fraud, bad faith, conspiracy and negligence. Plaintiff’s Petition seeks actual damages, punitive damages, treble damages and attorney’s fees and costs. However, the actual amount sought was not specified. Defendants cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
Tax Contingencies
Internal Revenue Service Audits
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service (“IRS”). The IRS is also auditing Crestwood’s 2020 U.S. Federal income tax return. In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS, and most state tax authorities, for the 2018 and prior tax years.
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations. Based on discussions with the IRS, USAC has estimated a potential range of loss up to $27 million, including interest. Once a final partnership imputed underpayment, if any, is determined, USAC’s general partner may either elect to pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each USAC unitholder, and former USAC unitholder, as applicable, with respect to an audited and adjusted return.
USAC - Oklahoma Tax Commission
USAC is currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). USAC believes it is reasonably possible that it could incur losses related to this assessment. Whether, and to what extent, USAC incurs losses depends on whether the administrative law judge assigned by the OTC accepts or rejects USAC’s position that the transactions are not taxable and, if rejected, whether USAC ultimately loses any and all subsequent legal challenges to such determination. USAC estimates that the range of losses it could incur is up to $28 million, including penalties and interest.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2024, the Partnership had been named as a PRP at approximately 32 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	March 31, 2024	December 31, 2023
Current	$47	$42
Non-current	233	235
Total environmental liabilities	$280	$277
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
During the three months ended March 31, 2024 and 2023, the Partnership recorded $3 million and $8 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$749
Additions	291
Revenue recognized	(297)
Balance, March 31, 2024	$743

Balance, December 31, 2022	$615
Additions	278
Revenue recognized	(301)
Balance, March 31, 2023	$592

The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	March 31, 2024	December 31, 2023
Contract assets	$264	$256
Accounts receivable from contracts with customers	794	809
Contract liabilities	—	—
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
As of March 31, 2024, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $38.12 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2024
	(remainder)	2025	2026	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2024	$5,754	$6,726	$5,960	$19,677	$38,117
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

The following table details our outstanding commodity-related derivatives:

	March 31, 2024		December 31, 2023
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	5,653	2024-2025	(1,878)	2024-2025
Basis Swaps IFERC/NYMEX (1)	(36,158)	2024-2025	(171,185)	2024
Swing Swaps	—	2024	(900)	2024
Options – Puts	—	2024	1,900	2024
Options – Calls	250	2024	250	2024
Power (Megawatt):
Forwards	220,220	2024-2029	155,600	2024-2029
Futures	(974,635)	2024-2026	(464,897)	2024
Options – Puts	32,000	2024-2025	136,000	2024
Crude (MBbls):
Options – Puts	—	2024	(15)	2024
Options – Calls	—	2024	(20)	2024
NGL/Refined Products (MBbls):
Options – Puts	33	2024-2026	121	2024-2026
Options – Calls	34	2024-2026	(43)	2024-2026
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	71,395	2024-2025	124,210	2024-2025
Swing Swaps IFERC	(104,643)	2024-2025	(96,828)	2024-2025
Fixed Swaps/Futures	10,865	2024-2026	7,125	2024-2026
Forward Physical Contracts	5,790	2024-2026	(1,751)	2024-2026
NGLs (MBbls) – Forwards/Swaps	(3,113)	2024-2027	(13,870)	2024-2027
Crude (MBbls) – Forwards/Swaps	(1,780)	2024-2025	(2,674)	2024-2025
Refined Products (MBbls) – Futures	(2,760)	2024-2026	(4,548)	2024-2025
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(49,858)	2024-2025	(39,013)	2024
Fixed Swaps/Futures	(49,858)	2024-2025	(39,013)	2024
Hedged Item – Inventory	49,858	2024-2025	39,013	2024
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

The following table summarizes USAC’s interest rate swap outstanding which was not designated as a hedge for accounting purposes:

Term	Type	Notional Amount Outstanding
		March 31, 2024	December 31, 2023
December 2025	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$700	$700
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$51	$51	$(32)	$(6)
	51	51	(32)	(6)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	500	427	(507)	(374)
Commodity derivatives	92	132	(91)	(80)
Interest rate derivatives	8	6	—	(4)
	600	565	(598)	(458)
Total derivatives	$651	$616	$(630)	$(464)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives without offsetting agreements	Derivative assets (liabilities)	$8	$6	$—	$(4)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	92	132	(91)	(80)
Broker cleared derivative contracts	Other current assets (liabilities)	551	478	(539)	(380)
Total gross derivatives		651	616	(630)	(464)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(73)	(72)	73	72
Counterparty netting	Other current assets (liabilities)	(514)	(368)	514	368
Total net derivatives		$64	$176	$(43)	$(24)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2024	2023
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(1)	$(12)
Commodity derivatives – Non-trading	Cost of products sold	17	68
Interest rate derivatives	Gains on interest rate derivatives	9	(20)
Total		$25	$36
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
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items, as well as certain non-recurring gains and losses. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2024	2023
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$810	$814
Intersegment revenues	108	476
	918	1,290
Interstate transportation and storage:
Revenues from external customers	595	622
Intersegment revenues	7	12
	602	634
Midstream:
Revenues from external customers	806	809
Intersegment revenues	1,968	1,945
	2,774	2,754
NGL and refined products transportation and services:
Revenues from external customers	5,684	4,737
Intersegment revenues	842	866
	6,526	5,603
Crude oil transportation and services:
Revenues from external customers	7,638	6,079
Intersegment revenues	—	1
	7,638	6,080
Investment in Sunoco LP:
Revenues from external customers	5,495	5,349
Intersegment revenues	4	13
	5,499	5,362
Investment in USAC:
Revenues from external customers	223	192
Intersegment revenues	6	5
	229	197
All other:
Revenues from external customers	378	393
Intersegment revenues	88	151
	466	544
Eliminations	(3,023)	(3,469)
Total revenues	$21,629	$18,995

	Three Months Ended March 31,
	2024	2023
Segment Adjusted EBITDA:
Intrastate transportation and storage	$438	$409
Interstate transportation and storage	483	536
Midstream	696	641
NGL and refined products transportation and services	989	939
Crude oil transportation and services	848	526
Investment in Sunoco LP	242	221
Investment in USAC	139	118
All other	45	43
Adjusted EBITDA (consolidated)	$3,880	$3,433

	Three Months Ended March 31,
	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,692	$1,447
Depreciation, depletion and amortization	1,254	1,059
Interest expense, net of interest capitalized	728	619
Income tax expense	89	71
Impairment losses	—	1
(Gains) losses on interest rate derivatives	(9)	20
Non-cash compensation expense	46	37
Unrealized losses on commodity risk management activities	141	130
Inventory valuation adjustments (Sunoco LP)	(130)	(29)
Loss on extinguishment of debt	5	—
Adjusted EBITDA related to unconsolidated affiliates	171	161
Equity in earnings of unconsolidated affiliates	(98)	(88)
Other, net	(9)	5
Adjusted EBITDA (consolidated)	$3,880	$3,433

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Sunoco LP’s Acquisitions
On May 3, 2024, Sunoco LP completed the previously announced acquisition of all of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the merger agreement, NuStar common unitholders received 0.400 Sunoco LP common units for each NuStar common unit. In connection with the acquisition, Sunoco LP issued approximately 50.6 million common units, which had a fair value of approximately $2.8 billion, assumed debt totaling approximately $3.4 billion and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
On March 13, 2024, Sunoco LP completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for approximately €170 million ($185 million), including working capital.
Sunoco LP’s Divestiture
On April 16, 2024, Sunoco LP completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit.
Quarterly Cash Distribution
In April 2024, Energy Transfer announced a quarterly distribution of $0.3175 per unit ($1.27 annualized) on Energy Transfer common units for the quarter ended March 31, 2024.
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
Air Quality Standards
The EPA recently finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026; however, of the nine states impacted within the Partnership’s footprint, effectiveness of the rule is currently stayed in five states and pending a decision on a stay in four other states. Additionally, other operators and industry groups have challenged the Plan and sought a stay in the D.C. Circuit. Although the stay was denied, it was promptly followed by the filing of an emergency stay application with the U.S. Supreme Court, which was heard on February 21, 2024, all while EPA has proposed adding five more states to the Plan. Thereafter, one of the states whose case was recently transferred to the DC Circuit filed a Petition for Writ of Certiorari with the U.S. Supreme Court, requesting that the Court resolve the Circuit split on venue. The Partnership currently estimates that the final rule would require retrofitting or replacement of approximately 192 engines in its interstate and intrastate natural gas transportation and storage operations. The Partnership is involved in challenging application of the Plan in the nine states impacted within its footprint. Compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, in the DC Circuit and the U.S. Supreme Court, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be.
RESULTS OF OPERATIONS
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items, as well as certain non-recurring gains and losses. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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
Consolidated Results

	Three Months Ended March 31,
	2024	2023	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$438	$409	$29
Interstate transportation and storage	483	536	(53)
Midstream	696	641	55
NGL and refined products transportation and services	989	939	50
Crude oil transportation and services	848	526	322
Investment in Sunoco LP	242	221	21
Investment in USAC	139	118	21
All other	45	43	2
Adjusted EBITDA (consolidated)	$3,880	$3,433	$447

	Three Months Ended March 31,
	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,692	$1,447	$245
Depreciation, depletion and amortization	1,254	1,059	195
Interest expense, net of interest capitalized	728	619	109
Income tax expense	89	71	18
Impairment losses	—	1	(1)
(Gains) losses on interest rate derivatives	(9)	20	(29)
Non-cash compensation expense	46	37	9
Unrealized losses on commodity risk management activities	141	130	11
Inventory valuation adjustments (Sunoco LP)	(130)	(29)	(101)
Loss on extinguishment of debt	5	—	5
Adjusted EBITDA related to unconsolidated affiliates	171	161	10
Equity in earnings of unconsolidated affiliates	(98)	(88)	(10)
Other, net	(9)	5	(14)
Adjusted EBITDA (consolidated)	$3,880	$3,433	$447
Net Income. For the three months ended March 31, 2024 compared to the same period last year, net income increased $245 million, or approximately 17%. Operating income increased $318 million, which reflected higher segment margin from our crude oil transportation and services segment, as well as improved results from multiple other segments, as discussed in more detail in “Segment Operating Results.” These increases were partially offset by increases in depreciation, depletion and amortization and interest expense.
Adjusted EBITDA (consolidated). For the three months ended March 31, 2024 compared to the same period last year, Adjusted EBITDA increased $447 million. This increase included a $322 million increase from our crude oil transportation and services segment, primarily driven by recently acquired assets and higher volumes. The increase in Adjusted EBITDA also reflected increases from our other segments, partially offset by a decrease in our interstate transportation and storage segment.
Additional discussion on the changes impacting net income and Adjusted EBITDA for the three months ended March 31, 2024 compared to the same period last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2024 compared to the same period last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three months ended March 31, 2024 compared to the same period last year primarily due to higher aggregate debt balances as a result of the Crestwood acquisition as well as higher interest rates on floating rate and recently refinanced debt.
Income Tax Expense. For the three months ended March 31, 2024 compared to the same period last year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries.
Impairment Losses. For the three months ended March 31, 2023, impairment losses included a total of $1 million recognized by USAC related to its compression equipment.
Gains (Losses) on Interest Rate Derivatives. Gains and losses on interest rate derivatives resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Losses on Commodity Risk Management Activities. The unrealized gains and losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results,” and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”

Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2024 and March 31, 2023, increases in fuel prices caused the lower of cost or market reserve requirements to decrease by $130 million and $29 million, respectively, which increased net income.
Loss on Extinguishment of Debt. For the three months ended March 31, 2024, the loss on extinguishment of debt was related to USAC’s redemption of its $725 million aggregate principal amount of 6.875% senior notes.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2024	2023	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$37	$34	$3
MEP	17	25	(8)
White Cliffs	6	1	5
Explorer	6	8	(2)
Other	32	20	12
Total equity in earnings of unconsolidated affiliates	$98	$88	$10

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$81	$79	$2
MEP	26	34	(8)
White Cliffs	11	6	5
Explorer	10	13	(3)
Other	43	29	14
Total Adjusted EBITDA related to unconsolidated affiliates	$171	$161	$10

Distributions received from unconsolidated affiliates:
Citrus	$33	$48	$(15)
MEP	23	33	(10)
White Cliffs	11	5	6
Explorer	8	8	—
Other	32	23	9
Total distributions received from unconsolidated affiliates	$107	$117	$(10)
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
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2024	2023	Change
Natural gas transported (BBtu/d)	14,177	14,697	(520)
Withdrawals from storage natural gas inventory (BBtu)	8,230	6,000	2,230
Revenues	$918	$1,290	$(372)
Cost of products sold	487	985	(498)
Segment margin	431	305	126
Unrealized losses on commodity risk management activities	64	174	(110)
Operating expenses, excluding non-cash compensation expense	(53)	(62)	9
Selling, general and administrative expenses, excluding non-cash compensation expense	(12)	(14)	2
Adjusted EBITDA related to unconsolidated affiliates	7	6	1
Other	1	—	1
Segment Adjusted EBITDA	$438	$409	$29
Volumes. For the three months ended March 31, 2024 compared to the same period last year, transported volumes decreased primarily due to decreased production from our Haynesville assets.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2024	2023	Change
Transportation fees	$222	$216	$6
Natural gas sales and other (excluding unrealized gains and losses)	251	176	75
Retained fuel (excluding unrealized gains and losses)	8	15	(7)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	14	72	(58)
Unrealized losses on commodity risk management activities and fair value inventory adjustments	(64)	(174)	110
Total segment margin	$431	$305	$126
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $75 million in realized natural gas sales and other primarily due to higher pipeline optimization from physical sales and settled derivatives;
•a decrease of $9 million in operating expenses primarily due to a change related to fuel consumption that is offset in cost of goods sold in 2024; and
•an increase of $6 million in transportation fees primarily due to increased demand volumes and new contracts on our Texas system; partially offset by
•a decrease of $58 million in storage margin primarily due to lower storage optimization from settled derivatives; and
•a decrease of $7 million in retained fuel margin primarily due to a change related to fuel consumption that is offset in operating expenses in 2024.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2024	2023	Change
Natural gas transported (BBtu/d)	17,665	16,818	847
Natural gas sold (BBtu/d)	23	22	1
Revenues	$602	$634	$(32)
Cost of products sold	1	2	(1)
Segment margin	601	632	(31)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(203)	(186)	(17)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(33)	(31)	(2)
Adjusted EBITDA related to unconsolidated affiliates	118	121	(3)
Segment Adjusted EBITDA	$483	$536	$(53)
Volumes. For the three months ended March 31, 2024 compared to the same period last year, transported volumes increased primarily due to more capacity sold and higher utilization on our Transwestern, Tiger, Trunkline and Gulf Run systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $31 million in segment margin primarily due to a $20 million decrease in operational gas sales resulting from lower prices, an $18 million decrease due to the realization in the prior period of certain amounts related to a shipper bankruptcy and a $6 million decrease in parking revenue. These decreases were partially offset by a $12 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes at higher rates;

•an increase of $17 million in operating expenses primarily due to a $14 million increase in unplanned maintenance project costs and a $5 million increase in employee costs, partially offset by a $2 million decrease in electricity costs;
•an increase of $2 million in selling, general and administrative expenses primarily due to an increase in professional fees and employee-related costs; and
•a decrease of $3 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a decrease of $8 million from our Midcontinent Express Pipeline joint venture due to capacity sold at lower rates, partially offset by an increase of $4 million from our Southeast Supply Header joint venture due to capacity sold at higher rates and a $2 million increase from our Citrus joint venture due to revenues from new projects.
Midstream

	Three Months Ended March 31,
	2024	2023	Change
Gathered volumes (BBtu/d)	19,922	19,750	172
NGLs produced (MBbls/d)	890	811	79
Equity NGLs (MBbls/d)	52	40	12
Revenues	$2,774	$2,754	$20
Cost of products sold	1,719	1,781	(62)
Segment margin	1,055	973	82
Operating expenses, excluding non-cash compensation expense	(323)	(288)	(35)
Selling, general and administrative expenses, excluding non-cash compensation expense	(44)	(50)	6
Adjusted EBITDA related to unconsolidated affiliates	6	5	1
Other	2	1	1
Segment Adjusted EBITDA	$696	$641	$55
Volumes. For the three months ended March 31, 2024 compared to the same period last year, gathered volumes and NGL production increased primarily due to recently acquired assets and higher volumes from existing customers.
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $84 million due to recently acquired assets and higher volumes in the Permian region;
•a decrease of $6 million in selling, general and administrative expenses due to a $5 million decrease in workers’ compensation reserve and a $2 million decrease in legal expenses; and
•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets; partially offset by
•an increase of $35 million in operating expenses primarily due to a $27 million increase from both recently acquired assets and assets placed in service as well as an $8 million increase in employee costs; and
•a decrease of $2 million due to lower natural gas prices of $5 million, partially offset by higher NGL prices of $3 million.

NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2024	2023	Change
NGL transportation volumes (MBbls/d)	2,087	1,984	103
Refined products transportation volumes (MBbls/d)	573	501	72
NGL and refined products terminal volumes (MBbls/d)	1,395	1,344	51
NGL fractionation volumes (MBbls/d)	1,053	949	104
Revenues	$6,526	$5,603	$923
Cost of products sold	5,319	4,402	917
Segment margin	1,207	1,201	6
Unrealized (gains) losses on commodity risk management activities	22	(31)	53
Operating expenses, excluding non-cash compensation expense	(228)	(221)	(7)
Selling, general and administrative expenses, excluding non-cash compensation expense	(42)	(38)	(4)
Adjusted EBITDA related to unconsolidated affiliates	30	28	2
Segment Adjusted EBITDA	$989	$939	$50
Volumes. For the three months ended March 31, 2024 compared to the same period last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region, on our Mariner East pipeline system and on our Gulf Coast export pipelines.
The increase in transportation volumes and the commissioning of our eighth fractionator in August 2023 also led to higher fractionated volumes at our Mont Belvieu NGL Complex.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2024	2023	Change
Transportation margin	$615	$562	$53
Fractionators and refinery services margin	233	210	23
Terminal services margin	209	200	9
Storage margin	79	79	—
Marketing margin	93	119	(26)
Unrealized gains (losses) on commodity risk management activities	(22)	31	(53)
Total segment margin	$1,207	$1,201	$6
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $53 million in transportation margin primarily due to a $20 million increase resulting from higher throughput and contractual rate escalations on our Mariner East pipeline system, a $15 million increase resulting from higher throughput and contractual rate escalations on our Texas y-grade pipeline system, a $15 million increase from higher throughput and contractual rate escalations on our refined product pipelines and a $9 million increase from higher throughput and contractual rate escalations on our Mariner West pipeline. These increases were partially offset by intrasegment charges of $6 million which were fully offset within our marketing margin;
•an increase of $23 million in fractionators and refinery services margin primarily due to a $19 million increase resulting from higher throughput and contractual rate escalations at our Mont Belvieu fractionators and a $4 million increase from our refinery services business; and
•an increase of $9 million in terminal services margin primarily due to a $4 million increase due to higher throughput from our refined product marketing terminals, a $3 million increase from higher export volumes loaded at our Nederland

Terminal and a $2 million increase from our Marcus Hook Terminal due to higher throughput and contractual rate escalations; partially offset by
•a decrease of $26 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to lower gains from the optimization of hedged NGL and refined product inventories. This decrease was partially offset by intrasegment margin of $6 million which was fully offset within our transportation margin;
•an increase of $7 million in operating expenses primarily from recently acquired assets; and
•an increase of $4 million in selling, general and administrative expenses primarily due to a $2 million increase in employee costs and a $2 million increase in overhead expenses.
Crude Oil Transportation and Services

	Three Months Ended March 31,
	2024	2023	Change
Crude oil transportation volumes (MBbls/d)	6,102	4,238	1,864
Crude oil terminal volumes (MBbls/d)	3,241	2,940	301
Revenues	$7,638	$6,080	$1,558
Cost of products sold	6,594	5,374	1,220
Segment margin	1,044	706	338
Unrealized losses on commodity risk management activities	19	2	17
Operating expenses, excluding non-cash compensation expense	(188)	(153)	(35)
Selling, general and administrative expenses, excluding non-cash compensation expense	(36)	(31)	(5)
Adjusted EBITDA related to unconsolidated affiliates	9	1	8
Other	—	1	(1)
Segment Adjusted EBITDA	$848	$526	$322
Volumes. For the three months ended March 31, 2024 compared to the same period last year, crude oil transportation volumes were higher across all regions. Texas pipeline system volumes were higher due to continued growth on our gathering systems and contributions from recently acquired assets. Bakken Pipeline volumes were also higher due to lower impacts on basin production from winter weather compared to the prior year. Midcontinent systems were higher, driven by contributions from recently acquired assets. Bakken gathering volumes increased, driven by higher production in the basin as well as contributions from recently acquired assets. Volumes on our Bayou Bridge Pipeline were also slightly higher. Crude terminal volumes were higher due to growth in Permian and Bakken production, stronger Gulf Coast refinery utilization and contributions from recently acquired assets.
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impact of the following:
•an increase of $355 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $168 million increase from recently acquired assets, a $122 million increase from higher throughput volumes on our crude pipelines, a $60 million increase from our crude oil acquisition and marketing business primarily due to higher volumes and more favorable optimization conditions and a $4 million increase from our Gulf Coast terminals due to higher throughput and exports; and
•an increase of $8 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets and higher volumes on our White Cliffs crude pipeline; partially offset by
•an increase of $5 million in selling, general and administrative expenses primarily due to recently acquired assets; and
•an increase of $35 million in operating expenses primarily due to a $33 million increase from recently acquired assets.

Investment in Sunoco LP

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$5,499	$5,362	$137
Cost of products sold	5,015	4,987	28
Segment margin	484	375	109
Unrealized (gains) losses on commodity risk management activities	13	(11)	24
Operating expenses, excluding non-cash compensation expense	(105)	(97)	(8)
Selling, general and administrative expenses, excluding non-cash compensation expense	(32)	(25)	(7)
Adjusted EBITDA related to unconsolidated affiliates	3	3	—
Inventory valuation adjustments	(130)	(29)	(101)
Other	9	5	4
Segment Adjusted EBITDA	$242	$221	$21
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased primarily due to the net impact of the following:
•an increase in the profit on motor fuel sales of $25 million primarily due to a 9% increase in gallons sold, partially offset by a decrease in profit per gallon; and
•an increase in non-motor fuel sales and lease profit of $11 million primarily due to increased throughput and storage margin from recent acquisitions and increased rental income; partially offset by
•an increase in operating costs of $15 million, including other operating expense, general and administrative expense and lease expense, primarily due to recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Investment in USAC

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$229	$197	$32
Cost of products sold	36	34	2
Segment margin	193	163	30
Operating expenses, excluding non-cash compensation expense	(39)	(32)	(7)
Selling, general and administrative expenses, excluding non-cash compensation expense	(15)	(13)	(2)
Segment Adjusted EBITDA	$139	$118	$21
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impact of the following:
•an increase of $30 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $7 million in operating expenses primarily due to higher employee costs associated with increased revenue-generating horsepower.

All Other

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$466	$544	$(78)
Cost of products sold	451	502	(51)
Segment margin	15	42	(27)
Unrealized (gains) losses on commodity risk management activities	23	(4)	27
Operating expenses, excluding non-cash compensation expense	(6)	(6)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(12)	(9)	(3)
Adjusted EBITDA related to unconsolidated affiliates	1	—	1
Other and eliminations	24	20	4
Segment Adjusted EBITDA	$45	$43	$2
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations; and
•our investment in coal handling facilities.
Segment Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impact of the following:
•an increase of $8 million in our natural gas marketing business from the sale of stored natural gas; and
•an increase of $2 million due to improved power trading market conditions; partially offset by
•a decrease of $3 million in our dual drive compression business due to lower margin resulting from lower natural gas prices; and
•a decrease of $2 million due to lower sales in our compressor business.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy obligations and pay distributions to unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2024 to be within the following ranges (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$60	$65	$60	$65
Interstate transportation and storage	160	170	205	210
Midstream	775	875	225	230
NGL and refined products transportation and services	1,450	1,500	120	125
Crude oil transportation and services	250	280	150	155
All other (including eliminations)	105	110	75	80
Total capital expenditures	$2,800	$3,000	$835	$865
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
Sunoco LP has not announced its updated expectations for growth and maintenance capital expenditures in 2024, subsequent to its completion of the NuStar acquisition.
USAC currently plans to spend approximately $32 million in maintenance capital expenditures and between $115 million and $125 million in expansion capital expenditures for the full year 2024.
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
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Cash provided by operating activities during 2024 was $3.77 billion compared to $3.35 billion for 2023, and net income was $1.69 billion for 2024 and $1.45 billion for 2023. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2024 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $873 million and non-cash items totaling $1.14 billion.
The non-cash activity in 2024 and 2023 consisted primarily of depreciation, depletion and amortization of $1.25 billion and $1.06 billion, respectively, non-cash compensation expense of $46 million and $37 million, respectively, favorable inventory valuation adjustments of $130 million and $29 million, respectively, and deferred income taxes of $67 million and $53 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $98 million and $88 million in 2024 and 2023, respectively.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $84 million in 2024 and $87 million in 2023.
Cash paid for interest, net of interest capitalized, was $444 million and $406 million for the three months ended March 31, 2024 and 2023, respectively. Interest capitalized was $23 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.
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

Three months ended March 31, 2024 compared to three months ended March 31, 2023. Cash used in investing activities during 2024 was $1.20 billion compared to $803 million for 2023. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2024 were $770 million compared to $837 million for 2023. Additional detail related to our capital expenditures is provided in the table below.
In 2024, Sunoco LP paid $185 million in cash for the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy. In 2024, we paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and we also paid $180 million for other acquisitions.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the three months ended March 31, 2024:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$6	$8	$14
Interstate transportation and storage	29	20	49
Midstream	138	40	178
NGL and refined products transportation and services	205	15	220
Crude oil transportation and services	69	20	89
Investment in Sunoco LP	27	14	41
Investment in USAC	105	6	111
All other (including eliminations)	14	12	26
Total capital expenditures	$593	$135	$728
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Cash used in financing activities during 2024 was $791 million compared to $2.47 billion for 2023. During 2024, we had a net increase in our debt level of $1.88 billion compared to a net decrease of $1.02 billion for 2023. In 2024, we paid debt issuance costs of $60 million, paid $895 million in cash for the redemption of our Series C and Series D Preferred Units and paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes.
In 2024 and 2023, we paid distributions of $1.13 billion and $1.00 billion, respectively, to our partners. In 2024 and 2023, we paid distributions of $421 million and $441 million, respectively, to noncontrolling interests. In 2024 and 2023, we paid distributions of $22 million and $12 million, respectively, to our redeemable noncontrolling interests.
In 2024 and 2023, we received capital contributions of $637 million and $3 million, respectively, in cash from noncontrolling interests.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2024	December 31, 2023
Energy Transfer Indebtedness:
Notes and Debentures(1) (2)	$45,234	$43,016
Five-Year Credit Facility(2)	—	1,412
Subsidiary Indebtedness:
Transwestern Senior Notes	250	250
Bakken Project Senior Notes(2)	1,850	1,850
Sunoco LP Senior Notes and lease-related obligations (2)	3,194	3,194
USAC Senior Notes(2)	1,750	1,475
Sunoco LP Credit Facility	625	411
USAC Credit Facility	736	872

Other long-term debt	15	18
Net unamortized premiums, discounts and fair value adjustments	105	127
Deferred debt issuance costs	(283)	(237)
Total debt	53,476	52,388
Less: current maturities of long-term debt(3)	1,181	1,008
Long-term debt, less current maturities	$52,295	$51,380
(1)As of March 31, 2024, this balance included a total of $2.92 billion aggregate principal amount of senior notes due on or before March 31, 2025, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
(3)As of March 31, 2024, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $1.00 billion of senior notes issued by the Bakken Pipeline entities which were repaid in April 2024, as described below under “Recent Transactions.” The Partnership’s proportional ownership in the Bakken Pipeline entities is 36.4%.
Recent Transactions
Energy Transfer Senior Notes Redemptions
During the first quarter of 2024, the Partnership redeemed its $1.15 billion aggregate principal amount of 5.875% Senior Notes due January 2024, $350 million aggregate principal amount of 4.90% Senior Notes due February 2024 and $82 million aggregate principal amount of 7.60% Senior Notes due February 2024 using proceeds from its January 2024 notes issuance described below.
In April 2024, the Partnership redeemed its $500 million aggregate principal amount of 4.25% Senior Notes due April 2024, $750 million aggregate principal amount of 4.50% Senior Notes due April 2024 and $450 million aggregate principal amount of 8.00% Senior Notes due April 2029 using cash on hand and proceeds from its Five-Year Credit Facility (defined below).
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% Senior Notes due April 2024 using proceeds from member contributions. The Partnership indirectly owns 36.4% of the ownership interests in the Bakken Pipeline entities.
Energy Transfer January 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% Senior Notes due 2034, $1.75 billion aggregate principal amount of 5.95% Senior Notes due 2054 and $800 million aggregate principal amount of 8.00% fixed-to-fixed reset rate Junior Subordinated Notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, to redeem its outstanding Series C Preferred Units and Series D

Preferred Units and for general partnership purposes. The Partnership will also use the net proceeds to redeem its outstanding Series E Preferred Units in May 2024.
Sunoco LP April 2024 Notes Issuance
On April 30, 2024, Sunoco LP issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. Sunoco LP used the net proceeds from the offering to (i) repay certain outstanding indebtedness of NuStar, in connection with the merger between Sunoco LP and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
USAC March 2024 Notes Issuance
In March 2024, USAC issued $1.00 billion aggregate principal amount of 7.125% Senior Notes due 2029. The net proceeds from this issuance were used to repay a portion of existing borrowings under USAC’s revolving credit facility, to redeem its $725 million aggregate principal amount of 6.875% senior notes due 2026, which constituted a legal defeasance under GAAP (the “Defeasance”), and for general partnership purposes.
The Defeasance required a cash outlay in the net amount of $749 million, which was used to purchase U.S. government securities. These securities generated sufficient cash upon maturity to fund interest payments on the senior notes due 2026 occurring between the effective date of the Defeasance through April 4, 2024, when the senior notes due 2026 were redeemed at par, as well as fund the redemption of the senior notes due 2026 in full. As a result of the Defeasance, USAC recognized a loss on early extinguishment of debt of $5 million for the three months ended March 31, 2024.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of March 31, 2024, the Five-Year Credit Facility had no outstanding borrowings and no outstanding commercial paper. The amount available for future borrowings was $4.97 billion, after accounting for outstanding letters of credit in the amount of $29 million.
Sunoco LP Credit Facility
As of March 31, 2024, Sunoco LP’s credit facility had $625 million of outstanding borrowings and $5 million in standby letters of credit and matures in May 2029 (as amended in May 2024). The amount available for future borrowings at March 31, 2024 was $870 million. The weighted average interest rate on the total amount outstanding as of March 31, 2024 was 7.18%.
USAC Credit Facility
As of March 31, 2024, USAC’s credit facility, which matures in December 2026, had $736 million of outstanding borrowings and $1 million outstanding letters of credit. As of March 31, 2024, USAC’s credit facility had $863 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $429 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2024 was 8.00%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2024.
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

Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I
December 31, 2023	February 1, 2024	February 15, 2024	$24.710	$33.125	$0.6075	$0.6199	$0.475	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.992	—	—	—	0.475	33.750	35.630	32.500	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to its terms, distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
Distributions on the Series B Preferred Units and Series E Preferred Units are scheduled to begin accruing at a floating rate as follows:

	Beginning of floating rate period	Applicable Spread	Tenor spread adjustment	Floating rate
Series B Preferred Units	February 15, 2028	4.155%	0.26161%	Three-month SOFR
Series E Preferred Units(1)	May 15, 2024	5.161%	0.26161%	Three-month SOFR
(1) The Partnership will redeem all of its outstanding Series E Preferred Units on May 15, 2024.
Description of Energy Transfer Preferred Units
A summary of the distribution and redemption rights associated with the Energy Transfer Preferred Units is included in Note 9 in “Item 1. Financial Statements.”
Cash Distributions Paid by Subsidiaries
The Partnership’s consolidated financial statements include Sunoco LP and USAC, both of which are master limited partnerships, as well as other non-wholly owned consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.8420
March 31, 2024	May 13, 2024	May 20, 2024	0.8756

Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	January 22, 2024	February 2, 2024	$0.525
March 31, 2024	April 22, 2024	May 3, 2024	0.525
CRITICAL ACCOUNTING ESTIMATES
The Partnership’s critical accounting estimates are described in its Annual Report on Form 10-K filed with the SEC on February 16, 2024. We have not made any changes to the accounting policies involving critical accounting estimates subsequent to the Form 10-K filing. Changes to any of the related estimate amounts are discussed in the notes to consolidated financial statements included in “Item 1. Financial Statements” in this quarterly report on Form 10-Q.
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
•the costs and effects of legal and administrative proceedings; and
•risks associated with a potential failure to successfully combine Sunoco LP’s business with that of NuStar.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II - Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023. Since December 31, 2023, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk
The following table summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2024			December 31, 2023
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	5,653	$—	$1	(1,878)	$4	$—
Basis Swaps IFERC/NYMEX (1)	(36,158)	(6)	1	(171,185)	16	4
Swing Swaps IFERC	—	—	—	(900)	—	—
Options – Puts	—	—	—	1,900	(2)	—
Options – Calls	250	—	—	250	—	—
Power (Megawatt):
Forwards	220,220	1	1	155,600	1	—
Futures	(974,635)	3	2	(464,897)	—	1
Options – Puts	32,000	—	—	136,000	—	—
Crude (MBbls):
Options – Puts	—	—	—	(15)	—	—
Options – Calls	—	—	—	(20)	—	—
NGL/Refined Products (MBbls):
Options – Puts	33	—	—	121	(1)	—
Options – Calls	34	—	—	(43)	(1)	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	71,395	6	1	124,210	4	1
Swing Swaps IFERC	(104,643)	—	1	(96,828)	18	1
Fixed Swaps/Futures	10,865	(11)	2	7,125	12	2
Forward Physical Contracts	5,790	9	3	(1,751)	8	1
NGLs (MBbls) – Forwards/Swaps	(3,113)	18	13	(13,870)	20	43
Crude (MBbls) – Forwards/Swaps	(1,780)	(10)	19	(2,674)	8	5
Refined Products (MBbls) – Futures	(2,760)	(16)	32	(4,548)	17	38
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(49,858)	(6)	2	(39,013)	1	1
Fixed Swaps/Futures	(49,858)	25	15	(39,013)	45	9
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
Interest Rate Risk
As of March 31, 2024, we and our subsidiaries had $1.96 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $20 million annually. However, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes USAC’s interest rate swap outstanding which was not designated as a hedge for accounting purposes:

Term	Type	Notional Amount Outstanding
		March 31, 2024	December 31, 2023
December 2025	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$700	$700
A hypothetical change of 100 basis points in interest rates for USAC’s interest rate swap would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $13 million as of March 31, 2024. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
The Partnership also has outstanding Series A Preferred Units with an aggregate liquidation preference of $950 million as of March 31, 2024, for which distributions are based on a floating rate. A hypothetical change of 100 basis points in interest rates would result in a net change in preferred unit distributions of $10 million annually.
As of March 31, 2024, the Partnership had $600 million of Floating Rate Junior Subordinated Notes outstanding as well as the Series A Preferred Units, the floating rates of which were based on the three-month SOFR rate plus a 0.26161% tenor spread adjustment. Such tenor spread adjustment will be in addition to the applicable spread for the Series A Preferred Units and Floating Rate Junior Subordinated Notes.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 16, 2024 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the following environmental proceedings were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report governmental proceedings if we reasonably believe that such proceedings could result in monetary sanctions in excess of $0.3 million.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas Company, L.L.C. and Northwest Pipeline LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of the Transwestern Pipeline. The parties have largely completed document discovery and begin depositions in late May 2024. Once discovery has been completed, the Partnership will be able to provide an assessment of the potential outcome or range of potential liability, if any. Trial has been set for January 2025.
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
ITEM 1A. RISK FACTORS
Sunoco LP’s acquisitions of NuStar and the Zenith terminals in May 2024 and March 2024, respectively, present several risks. Certain risks associated with these recently acquired businesses are described below, to the extent those risks represent new risks related to our business or existing risks that have become more significant. In some cases, certain elements of the risks described below are similar to the risks associated with our existing business that have recently been disclosed; however, such disclosure is repeated herein to fully describe the relevant risk.
The following risk factors should be read in conjunction with our risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Extended periods of reduced demand for or supply of crude oil, refined products, renewable fuels and anhydrous ammonia could have an adverse impact on Sunoco LP’s results of operations, cash flows and ability to make distributions to its unitholders.
A significant portion of Sunoco LP’s business is ultimately dependent upon the demand for and supply of the crude oil, refined products, renewable fuels and anhydrous ammonia it transports in pipelines and store in its terminals. Market prices for these products are subject to wide fluctuation in response to changes in global and regional supply and demand that are beyond Sunoco LP’s control. Increases in the price of crude oil may result in a lower demand for refined products that Sunoco LP transports, stores and markets, including fuel oil, while sustained low prices may lead to reduced production in the markets served by Sunoco LP’s pipelines and storage terminals.
Any sustained decrease in demand for crude oil, refined products, renewable fuels or anhydrous ammonia in the markets Sunoco LP’s pipelines and terminals serve that extends beyond the expiration of its existing throughput and deficiency agreements could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce Sunoco LP’s cash flows and impair Sunoco LP’s ability to make distributions to its unitholders. Factors that tend to decrease market demand include:
•a recession, high interest rates, inflation or other adverse economic conditions that result in lower spending by consumers on gasoline, diesel and travel;
•events that negatively impact global economic activity, travel and demand generally;

•higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•an increase in aggregate automotive engine fuel economy;
•new government and regulatory actions or court decisions requiring the phase out or reduced use of gasoline-fueled vehicles;
•the increased use of and public demand for use of alternative fuel sources or electric vehicles;
•an increase in the market price of crude oil that increases refined product prices, which may reduce demand for refined products and increase demand for alternative products; and
•adverse weather events resulting in decreased corn acres planted, which may reduce demand for anhydrous ammonia.
Similarly, any sustained decrease in the supply of crude oil, refined products, renewable fuels or anhydrous ammonia in markets Sunoco LP serves could result in a significant reduction in throughputs in its pipelines and storage in its terminals, which would reduce Sunoco LP’s cash flows and undermine Sunoco LP’s ability to make distributions to its unitholders. Factors that tend to decrease supply and, by extension, utilization of Sunoco LP’s pipelines and terminals include:
•prolonged periods of low prices for crude oil and refined products that result in decreased exploration and development activity and reduced production in markets served by Sunoco LP’s pipelines and storage terminals;
•macroeconomic forces affecting, or actions taken by, oil and gas producing nations that impact the supply of and prices for crude oil and refined products;
•a lack of drilling services, equipment or skilled personnel available to producers to accommodate production needs;
•changes in laws, regulations, sanctions or taxation that directly or indirectly delay supply or production or increase the cost of production of refined products; and
•political unrest or hostilities, activist interference and the resulting governmental response thereto.
Sunoco LP’s operations are subject to federal, state and local laws and regulations, in the U.S., in Mexico and in Europe, relating to environmental, health, safety and security that require it to make substantial expenditures.
Sunoco LP’s operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations. Transporting, storing and distributing hazardous materials, including petroleum products, entails the risk of releasing these products into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies including for damages to natural resources, personal injury or property damages to private parties and significant business interruption. Further, Sunoco LP’s pipeline facilities are subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies, as well as cybersecurity directives. In recent years, increased regulatory focus on pipeline integrity, safety and security has resulted in various proposed or adopted regulations. The implementation of these regulations has required, and the adoption of future regulations could require Sunoco LP to make additional capital or other expenditures, including to install new or modified safety or security measures, or to conduct new or more extensive inspection and maintenance programs.
Legislative action and regulatory initiatives have resulted in, and could in the future result in, changes to operating permits, imposition of carbon taxes or methane fees, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods Sunoco LP transports and/or decreased demand for products it handles. Future impacts cannot be assessed with certainty at this time. Required expenditures to modify operations or install pollution control equipment or release prevention and containment systems or other environmental, health, safety or security measures could materially and adversely affect Sunoco LP’s business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees Sunoco LP receives for their services.
Sunoco LP owns or leases a number of properties that were used to transport, store or distribute products for many years before Sunoco LP acquired them; therefore, such properties were operated by third parties whose handling, disposal or release of products and wastes was not under Sunoco LP’s control. Environmental laws and regulations could impose obligations to conduct assessment or remediation efforts at Sunoco LP’s facilities, third-party sites where Sunoco LP take wastes for disposal, or where wastes have migrated. Environmental laws and regulations also may impose joint and several liability on Sunoco LP for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault. If Sunoco LP were to incur a significant liability pursuant to environmental, health, safety or security laws or regulations, such a liability could have a material adverse effect on Sunoco LP’s financial position.

Sunoco LP operates assets outside of the United States, which exposes Sunoco LP to different legal and regulatory requirements and additional risk.
A portion of Sunoco LP’s revenues are generated from its assets located in northern Mexico and Europe. Sunoco LP’s foreign operations are subject to various risks that could have a material adverse effect on its business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels in Mexico, or affecting a customer with whom Sunoco LP does business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect Sunoco LP’s operations or financial results. Sunoco LP is also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on Sunoco LP; delay permits or otherwise impede Sunoco LP’s operations; limit or disrupt markets for Sunoco LP’s operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict Sunoco LP’s ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Sunoco LP’s operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.
Sunoco LP could be subject to liabilities from its assets that predate its acquisition of those assets, but that are not covered by indemnification rights Sunoco LP has against the sellers of the assets.
Sunoco LP has acquired assets and businesses and is not always indemnified by the seller for liabilities that precede its ownership. In addition, in some cases, Sunoco LP has indemnified the previous owners and operators of acquired assets or businesses. Some of its assets have been used for many years to transport and store crude oil and refined products, and past releases could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect Sunoco LP’s financial position and results of operations. Conversely, if liabilities arise from assets Sunoco LP has sold, Sunoco LP could incur costs related to those liabilities if the buyer possesses valid indemnification rights against Sunoco LP with respect to those assets.

ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1-32740) filed November 6, 2023)

4.1
Third Supplemental Indenture, dated as of January 25, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed January 25, 2024)

4.2
Fourth Supplemental Indenture, dated as of January 25, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed January 25, 2024)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 9, 2024	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer