Form 10-Q
period 2024-06-30
Energy Transfer LP
filed 2024-08-08
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At August 2, 2024, the registrant had 3,422,233,857 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Bcf	billion cubic feet
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IFERC	Inside FERC’s Gas Market Report
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
MMcf	million cubit feet
NGL	natural gas liquid, such as propane, butane and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer and/or Panhandle Eastern Pipe Line
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer and/or Rover Pipeline
Sea Robin	Sea Robin Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SOFR	Secured overnight financing rate
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer and/or Transwestern Pipeline
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$650	$161
Accounts receivable, net	9,540	9,047
Accounts receivable from related companies	107	101
Inventories	2,624	2,478
Income taxes receivable	33	67
Derivative assets	28	66
Other current assets	424	513
Total current assets	13,406	12,433

Property, plant and equipment	123,481	114,932
Accumulated depreciation and depletion	(31,593)	(29,581)
Property, plant and equipment, net	91,888	85,351

Investments in unconsolidated affiliates	3,236	3,097
Non-current derivative assets	1	—
Lease right-of-use assets, net	854	826
Other non-current assets, net	1,842	1,733
Intangible assets, net	6,202	6,239
Goodwill	3,910	4,019
Total assets	$121,339	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,467	$6,663
Accounts payable to related companies	11	21
Derivative liabilities	15	8
Operating lease current liabilities	66	56
Accrued and other current liabilities	3,893	3,521
Current maturities of long-term debt	257	1,008
Total current liabilities	11,709	11,277

Long-term debt, less current maturities	57,359	51,380
Non-current derivative liabilities	—	4
Non-current operating lease liabilities	750	778
Deferred income taxes	4,001	3,931
Other non-current liabilities	1,631	1,611

Commitments and contingencies
Redeemable noncontrolling interests	417	778

Equity:
Limited Partners:
Preferred Unitholders	3,852	6,459
Common Unitholders	30,414	30,197
General Partner	(2)	(2)
Accumulated other comprehensive income	48	28
Total partners’ capital	34,312	36,682
Noncontrolling interests	11,160	7,257
Total equity	45,472	43,939
Total liabilities and equity	$121,339	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Refined product sales	$5,987	$5,834	$11,500	$11,288
Crude sales	6,552	5,233	13,396	10,711
NGL sales	4,378	3,489	9,629	7,649
Gathering, transportation and other fees	3,025	2,811	5,926	5,588
Natural gas sales	460	685	1,315	1,584
Other	327	268	592	495
Total revenues	20,729	18,320	42,358	37,315
COSTS AND EXPENSES:
Cost of products sold	15,609	14,092	32,206	28,702
Operating expenses	1,227	1,094	2,365	2,119
Depreciation, depletion and amortization	1,213	1,061	2,467	2,120
Selling, general and administrative	332	228	592	466
Impairment losses	50	10	50	11
Total costs and expenses	18,431	16,485	37,680	33,418
OPERATING INCOME	2,298	1,835	4,678	3,897
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(762)	(641)	(1,490)	(1,260)
Equity in earnings of unconsolidated affiliates	85	95	183	183
Loss on extinguishment of debt	(6)	—	(11)	—
Gain on interest rate derivatives	3	35	12	15
Gain on sale of Sunoco LP West Texas assets	598	—	598	—
Other, net	3	17	30	24
INCOME BEFORE INCOME TAX EXPENSE	2,219	1,341	4,000	2,859
Income tax expense	227	108	316	179
NET INCOME	1,992	1,233	3,684	2,680
Less: Net income attributable to noncontrolling interests	663	308	1,099	629
Less: Net income attributable to redeemable noncontrolling interests	15	14	31	27
NET INCOME ATTRIBUTABLE TO PARTNERS	1,314	911	2,554	2,024
General Partner’s interest in net income	1	1	2	2
Preferred Unitholders’ interest in net income	98	113	227	222
Loss on redemption of preferred units	33	—	54	—
Common Unitholders’ interest in net income	$1,182	$797	$2,271	$1,800
NET INCOME PER COMMON UNIT:
Basic	$0.35	$0.25	$0.67	$0.58
Diluted	$0.35	$0.25	$0.67	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,992	$1,233	$3,684	$2,680
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	1	(1)	3	—
Actuarial gain (loss) related to pension and other postretirement benefit plans	(1)	5	8	—
Foreign currency translation adjustments	(1)	(6)	(1)	(5)
Change in other comprehensive income from unconsolidated affiliates	—	3	2	3
	(1)	1	12	(2)
Comprehensive income	1,991	1,234	3,696	2,678
Less: Comprehensive income attributable to noncontrolling interests	663	308	1,099	629
Less: Comprehensive income attributable to redeemable noncontrolling interests	15	14	31	27
Comprehensive income attributable to partners	$1,313	$912	$2,566	$2,022
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2023	$30,197	$6,459	$(2)	$28	$7,257	$43,939
Distributions to partners	(1,039)	(88)	(1)	—	—	(1,128)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Capital contributions from noncontrolling interests	—	—	—	—	637	637
Other comprehensive income, net of tax	—	—	—	13	—	13
Redemption of Series C and Series D Preferred Units	—	(895)	—	—	—	(895)
Conversion of USAC preferred to USAC common units	—	—	—	—	38	38
Other, net	—	21	—	—	(87)	(66)
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,110	129	1	—	436	1,676
Balance, March 31, 2024	30,268	5,626	(2)	41	7,860	43,793
Distributions to partners	(1,049)	(155)	(1)	—	—	(1,205)
Distributions to noncontrolling interests	—	—	—	—	(496)	(496)
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Redemption of Series A and Series E Preferred Units	—	(1,750)	—	—	—	(1,750)
Conversion of USAC preferred to USAC common units	—	—	—	—	263	263
NuStar acquisition	—	—	—	—	3,651	3,651
Redemption of NuStar preferred units	—	—	—	—	(784)	(784)
Other, net	(20)	33	—	8	3	24
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,215	98	1	—	663	1,977
Balance, June 30, 2024	$30,414	$3,852	$(2)	$48	$11,160	$45,472

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
Distributions to partners	(920)	(80)	(1)	—	—	(1,001)
Distributions to noncontrolling interests	—	—	—	—	(441)	(441)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	14	—	—	—	4	18
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,003	109	1	—	321	1,434
Balance, March 31, 2023	27,057	6,080	(2)	13	7,521	40,669
Distributions to partners	(942)	(151)	(1)	—	—	(1,094)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Other comprehensive income, net of tax	—	—	—	1	—	1
Lotus Midstream acquisition	574	—	—	—	—	574
Other, net	1	—	—	10	3	14
Net income, excluding amounts attributable to redeemable noncontrolling interests	797	113	1	—	308	1,219
Balance, June 30, 2023	$27,487	$6,042	$(2)	$24	$7,411	$40,962
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$3,684	$2,680
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,467	2,120
Deferred income taxes	55	134
Inventory valuation adjustments	(98)	28
Non-cash compensation expense	76	64
Impairment losses	50	11
Loss on extinguishment of debt	11	—
Gain on sale of Sunoco LP West Texas assets	(598)	—
Distributions on unvested awards	(27)	(33)
Equity in earnings of unconsolidated affiliates	(183)	(183)
Distributions from unconsolidated affiliates	174	182
Other non-cash	11	(4)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	420	887
Net cash provided by operating activities	6,042	5,886
INVESTING ACTIVITIES:
Cash paid by Sunoco LP for Zenith Energy terminals acquisition, net of cash received	(185)	—
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	(84)	—
Cash received by Sunoco LP from NuStar acquisition	27	—
Cash paid for Lotus Midstream acquisition	—	(930)
Cash paid for other acquisitions, net of cash received	(219)	(111)
Capital expenditures, excluding allowance for equity funds used during construction	(1,606)	(1,729)
Contributions in aid of construction costs	50	30
Contributions to unconsolidated affiliates	(205)	(1)
Distributions from unconsolidated affiliates in excess of cumulative earnings	78	27
Proceeds from sale of Sunoco LP West Texas assets	990	—
Proceeds from sales of other assets	3	23
Net cash used in investing activities	(1,151)	(2,691)
FINANCING ACTIVITIES:
Proceeds from borrowings	20,185	15,412
Repayments of debt	(17,581)	(15,549)
USAC investments in government securities in connection with the legal defeasance of senior notes	(749)	—
Redemption of Series A, Series C, Series D and Series E Preferred Units	(2,645)	—
Sunoco LP redemption of NuStar preferred units	(784)	—
Redemption of Crestwood Niobrara LLC preferred units	(37)	—
Capital contributions from noncontrolling interests	637	3
Capital contributions from redeemable noncontrolling interests	2	—
Distributions to partners	(2,333)	(2,095)
Distributions to noncontrolling interests	(917)	(862)
Distributions to redeemable noncontrolling interests	(38)	(24)
Debt issuance costs	(142)	(7)
Net cash used in financing activities	(4,402)	(3,122)
Increase in cash and cash equivalents	489	73
Cash and cash equivalents, beginning of period	161	257
Cash and cash equivalents, end of period	$650	$330
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
The operations of certain pipelines and terminals in which we own an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.
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
2.ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS
Energy Transfer’s Acquisition
WTG Midstream
On July 15, 2024, Energy Transfer completed the previously announced acquisition of 100% of the membership interest in WTG Midstream Holdings LLC (“WTG Midstream”). Consideration for the transaction was comprised of $2.28 billion in cash and approximately 50.8 million newly issued Energy Transfer common units, which had a fair value of approximately $830 million.
The acquired assets add approximately 6,000 miles of complementary gas gathering pipelines that extend Energy Transfer’s network in the Midland Basin. Also, as part of the transaction, the Partnership added eight gas processing plants with a total capacity of approximately 1.3 Bcf/d, and two additional processing plants that were under construction at closing. Since closing the transaction, one of these 200 MMcf/d processing plants was placed into service. At the time our consolidated financial statements were issued, the initial accounting for this business combination was incomplete due to the timing of the close of the acquisition; therefore, certain required disclosures have not been included herein.

Sunoco LP’s Acquisitions
NuStar
On May 3, 2024, Sunoco LP completed the previously announced acquisition of all of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the merger agreement, NuStar common unitholders received 0.400 Sunoco LP common units for each NuStar common unit. In connection with the acquisition, Sunoco LP issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion including approximately $56 million of lease related financing obligations and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
The NuStar acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of a third-party valuation specialist, if applicable, and involves the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods.
The following table summarizes the assumed allocation of the purchase price among the assets acquired and liabilities assumed:

At May 3, 2024
Total current assets	$186
Property, plant and equipment, net	6,958
Lease right-of-use assets, net	136
Goodwill (1)	16
Intangible assets, net (2)	195
Other non-current assets	127
Total assets	7,618

Total current liabilities	245
Long-term debt, less current maturities (3)	3,500
Non-current operating lease liabilities	136
Deferred income taxes	4
Other non-current liabilities	82
Total liabilities	3,967

Preferred units (3)	801

Total consideration	2,850
Cash received	27
Total consideration, net of cash received	$2,823
(1)Goodwill primarily represents expected commercial and operational synergies and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
(2)Intangible assets, net comprised of $151 million of favorable contracts, with a remaining weighted average life of approximately 7 years, and $44 million of customer relationships, with a remaining weighted average life of approximately 15 years.
(3)Subsequent to the closing of the NuStar acquisition, Sunoco LP redeemed all outstanding NuStar preferred units totaling $784 million, redeemed NuStar’s subordinated notes totaling $403 million and repaid the outstanding balance on the NuStar credit facility totaling $455 million.
Subsequent to the NuStar acquisition, Sunoco LP purchased a property previously leased by NuStar and cancelled the lease, resulting in an impairment of $50 million based on the value of comparable real property.

Zenith European Terminals
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
Sunoco LP’s Divestiture
West Texas Sale
On April 16, 2024, Sunoco LP completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. Upon the completion of the sale, Sunoco LP recorded a $598 million gain ($461 million, net of current tax expense of $199 million and deferred tax benefit of $62 million).
Joint Venture Transaction
Permian Joint Venture
On July 16, 2024, Energy Transfer and Sunoco LP announced the formation of a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, Sunoco LP contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Energy Transfer holds a 67.5% interest with Sunoco LP holding the remaining 32.5% interest in the joint venture.
The formation of the joint venture was effective on July 1, 2024.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of June 30, 2024 or December 31, 2023.
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

The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2024	2023
Accounts receivable	$(399)	$1,192
Accounts receivable from related companies	(6)	(23)
Inventories	(92)	166
Other current assets	152	200
Other non-current assets, net	(20)	(108)
Accounts payable	658	(761)
Accounts payable to related companies	(18)	31
Accrued and other current liabilities	194	212
Other non-current liabilities	(89)	2
Derivative assets and liabilities, net	40	(24)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$420	$887
Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2024	2023
Accrued capital expenditures	$439	$339
Lease assets obtained in exchange for new lease liabilities	35	13
Distribution reinvestment	43	48
USAC exercise and conversion of preferred units into common units	301	—
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	749	—
Legal defeasance of USAC senior notes due 2026	725	—
Sunoco LP common units (noncontrolling interest) issued in connection with the NuStar acquisition	2,850	—
4.INVENTORIES
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Natural gas, NGLs and refined products	$1,836	$1,642
Crude oil	173	258
Spare parts and other	615	578
Total inventories	$2,624	$2,478
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of June 30, 2024 and December 31, 2023, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $132 million and $230 million, respectively. For the three months ended June 30, 2024 and 2023, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended June 30, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory valuation adjustments of $32 million and $57 million, respectively, related to Sunoco LP’s LIFO inventory. For the six months ended June 30, 2024 and 2023, the Partnership’s cost of products sold included favorable inventory adjustments of $98 million and unfavorable inventory adjustments of $28 million, respectively, related to Sunoco LP’s LIFO inventory.

5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the six months ended June 30, 2024, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2024
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$8	$—	$8
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	6	6	—
Swing Swaps IFERC	3	3	—
Fixed Swaps/Futures	6	6	—
Forward Physical Contracts	9	—	9
Power:
Forwards	67	67	—
Futures	11	11	—
NGLs – Forwards/Swaps	469	469	—
Refined Products – Futures	6	6	—
Crude – Forwards/Swaps	20	20	—
Total commodity derivatives	597	588	9
Other non-current assets	33	22	11
Total assets	$638	$610	$28
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(8)	$(8)	$—
Swing Swaps IFERC	(3)	(3)	—
Fixed Swaps/Futures	(9)	(9)	—
Power:
Forwards	(64)	(64)	—
Futures	(7)	(7)	—
NGLs – Forwards/Swaps	(481)	(481)	—
Refined Products – Futures	(6)	(6)	—
Crude – Forwards/Swaps	(12)	(12)	—
Total commodity derivatives	(590)	(590)	—
Total liabilities	$(590)	$(590)	$—

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$6	$—	$6
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	24	24	—
Swing Swaps IFERC	20	20	—
Fixed Swaps/Futures	77	77	—
Forward Physical Contracts	8	—	8
Power:
Forwards	57	57	—
Futures	8	8	—
NGLs – Forwards/Swaps	336	336	—
Refined Products – Futures	35	35	—
Crude – Forwards/Swaps	45	45	—
Total commodity derivatives	610	602	8
Other non-current assets	31	20	11
Total assets	$647	$622	$25
Liabilities:
Interest rate derivatives	$(4)	$—	$(4)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)	—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(16)	(16)	—
Options – Puts	(2)	(2)	—
Power:
Forwards	(56)	(56)	—
Futures	(8)	(8)	—
NGL/Refined Products Option - Puts	(1)	(1)	—
NGL/Refined Products Option - Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(316)	(316)	—
Refined Products – Futures	(18)	(18)	—
Crude – Forwards/Swaps	(37)	(37)	—
Total commodity derivatives	(460)	(460)	—
Total liabilities	$(464)	$(460)	$(4)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2024 were $56.48 billion and $57.62 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $51.93 billion and $52.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,992	$1,233	$3,684	$2,680
Less: Net income attributable to noncontrolling interests	663	308	1,099	629
Less: Net income attributable to redeemable noncontrolling interests	15	14	31	27
Net income, net of noncontrolling interests	1,314	911	2,554	2,024
Less: General Partner’s interest in net income	1	1	2	2
Less: Preferred Unitholders’ interest in net income	98	113	227	222
Less: Loss on redemption of preferred units	33	—	54	—
Common Unitholders’ interest in net income	$1,182	$797	$2,271	$1,800
Basic Income per Common Unit:
Weighted average common units	3,370.6	3,126.9	3,369.6	3,111.3
Basic income per common unit	$0.35	$0.25	$0.67	$0.58
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,182	$797	$2,271	$1,800
Dilutive effect of equity-based compensation of subsidiaries (1)	1	—	2	1
Diluted income attributable to Common Unitholders	$1,181	$797	$2,269	$1,799
Weighted average common units	3,370.6	3,126.9	3,369.6	3,111.3
Dilutive effect of unvested restricted unit awards (1)	24.3	21.3	23.7	21.7
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,394.9	3,148.2	3,393.3	3,133.0
Diluted income per common unit	$0.35	$0.25	$0.67	$0.57
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
During the second quarter of 2024, the Partnership redeemed its $500 million aggregate principal amount of 4.25% Senior Notes due April 2024, $750 million aggregate principal amount of 4.50% Senior Notes due April 2024, $450 million aggregate principal amount of 8.00% Senior Notes due April 2029 and $600 million aggregate principal amount of 3.90% Senior Notes due May 2024 using cash on hand and proceeds from its Five-Year Credit Facility (defined below).
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% Senior Notes due April 2024 using proceeds from member contributions. The Partnership indirectly owns 36.4% of the ownership interests in the Bakken Pipeline entities.

Energy Transfer January 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% Senior Notes due 2034, $1.75 billion aggregate principal amount of 5.95% Senior Notes due 2054 and $800 million aggregate principal amount of 8.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, redeem its outstanding Series C Preferred Units, Series D Preferred Units and Series E Preferred Units and for general partnership purposes.
Energy Transfer June 2024 Notes Issuance
In June 2024, the Partnership issued $1.00 billion aggregate principal amount of 5.25% Senior Notes due 2029, $1.25 billion aggregate principal amount of 5.60% Senior Notes due 2034, $1.25 billion aggregate principal amount of 6.05% Senior Notes due 2054 and $400 million aggregate principal amount of 7.125% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054. The Partnership used part of the net proceeds to redeem its outstanding Series A Preferred Units. It also intends to use the net proceeds to fund all or a portion of its previously announced acquisition of WTG Midstream, refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, and for general partnership purposes.
Sunoco LP April 2024 Notes Issuance
On April 30, 2024, Sunoco LP issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. Sunoco LP used the net proceeds from the offering to repay certain outstanding indebtedness of NuStar in connection with the merger between Sunoco LP and NuStar, to fund the redemption of NuStar's preferred units in connection with the merger and to pay offering fees and expenses.
NuStar Subordinated Note Redemption and Credit Facility Termination
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, Sunoco LP redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million.
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
Current Maturities of Long-Term Debt
As of June 30, 2024, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $175 million aggregate principal amount of Transwestern’s 5.66% senior notes due December 2024 and Sunoco LP’s $75 million aggregate principal amount of Series 2011 GoZone Bonds with a mandatory purchase date of June 1, 2025.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of June 30, 2024, the Five-Year Credit Facility had no outstanding borrowings and no outstanding commercial paper. The amount available for future borrowings was $4.97 billion, after accounting for outstanding letters of credit in the amount of $29 million.

Sunoco LP Facilities
As of June 30, 2024, Sunoco LP’s credit facility had $85 million of outstanding borrowings and $15 million in standby letters of credit and matures in May 2029 (as amended in May 2024). The amount available for future borrowings at June 30, 2024 was $1.40 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2024 was 7.43%.
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2024, this facility had no outstanding borrowings.
USAC Credit Facility
As of June 30, 2024, USAC’s credit facility, which matures in December 2026, had $756 million of outstanding borrowings and $1 million outstanding letters of credit. As of June 30, 2024, USAC’s credit facility had $843 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $424 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of June 30, 2024 was 8.10%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2024. For the quarter ended June 30, 2024, our leverage ratio, as calculated pursuant to the covenant related to our Five-Year Credit Facility, was 3.25x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of June 30, 2024 and December 31, 2023 included a balance of $169 million and $476 million, respectively, related to the USAC Series A preferred units; $225 million and $280 million, respectively, related to Crestwood Niobrara LLC preferred units; and $23 million and $22 million, respectively, related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
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

9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the six months ended June 30, 2024 were as follows:

Number of Units
Number of common units at December 31, 2023	3,367.5
Common units issued under the distribution reinvestment plan	2.9
Common units vested under equity incentive plans and other	1.0
Number of common units at June 30, 2024	3,371.4
Energy Transfer Repurchase Program
During the six months ended June 30, 2024, Energy Transfer did not repurchase any of its common units under its current buyback program. As of June 30, 2024, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the six months ended June 30, 2024, distributions of $43 million were reinvested under the distribution reinvestment program. As of June 30, 2024, a total of 42 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
Energy Transfer Preferred Units
As of June 30, 2024, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. In addition, as of December 31, 2023, Energy Transfer’s outstanding preferred units also included the Series A Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, all of which were redeemed in 2024.

The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
Distributions to partners	(24)	(18)	(11)	(11)	(15)	—	—	—	(9)	(88)
Redemption of preferred units	—	—	(450)	(445)	—	—	—	—	—	(895)
Other, net	—	—	11	10	—	—	—	—	—	21
Net income	23	9	12	11	15	8	27	15	9	129
Balance, March 31, 2024	947	547	—	—	786	504	1,515	908	419	5,626
Distributions to partners	(32)	—	—	—	(15)	(17)	(53)	(29)	(9)	(155)
Redemption of preferred units	(950)	—	—	—	(800)	—	—	—	—	(1,750)
Other, net	13	—	—	—	20	—	—	—	—	33
Net income	22	9	—	—	9	9	26	14	9	98
Balance, June 30, 2024	$—	$556	$—	$—	$—	$496	$1,488	$893	$419	$3,852

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	18	9	8	9	15	8	27	15	109
Balance, March 31, 2023	946	547	440	434	786	504	1,515	908	6,080
Distributions to partners	(21)	—	(8)	(9)	(15)	(16)	(53)	(29)	(151)
Net income	22	9	9	9	15	8	26	15	113
Balance, June 30, 2023	$947	$556	$441	$434	$786	$496	$1,488	$894	$6,042
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2023	February 1, 2024	February 15, 2024	$24.710	$33.125	$0.6075	$0.6199	$0.475	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.992	—	—	—	0.475	33.750	35.630	32.500	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.879	33.125	—	—	—	—	—	—	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to its terms, distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units will be paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.
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

Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.8420
March 31, 2024	May 13, 2024	May 20, 2024	0.8756
June 30, 2024	August 9, 2024	August 19, 2024	0.8756
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	January 22, 2024	February 2, 2024	$0.525
March 31, 2024	April 22, 2024	May 3, 2024	0.525
June 30, 2024	July 22, 2024	August 2, 2024	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2024	December 31, 2023
Available-for-sale securities	$16	$13
Foreign currency translation adjustment	(6)	(5)
Actuarial gains related to pensions and other postretirement benefits	22	6
Investments in unconsolidated affiliates, net	16	14
Total AOCI included in partners’ capital, net of tax	$48	$28
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

On September 13, 2023 the Federal District Court ordered that the Federal District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the Federal District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and the Federal District Court proceedings were stayed pending resolution of the case pending before the United States Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and District Court proceedings remain stayed at this time. Energy Transfer and Rover intend to vigorously defend this claim.
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. The FERC’s determination regarding the protest and Panhandle’s response thereto remains outstanding.

On December 1, 2022, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated June 29, 2023, a revised procedural schedule was adopted in this proceeding setting the commencement of the hearing for January 9, 2024, with an initial decision anticipated by May 21, 2024. Subsequently, by Order of the Acting Chief Administrative Law Judge, deadlines in the procedural schedule were extended, including revised hearing commencement and initial decisions deadlines to March 26, 2024 and August 8, 2024, respectively. On November 29, 2023, the parties reached a settlement in principle. The settlement was filed with the FERC on December 29, 2023 and approved by letter order on February 21, 2024. Among other things, the settlement required Sea Robin to submit a refund report detailing the amount of refunds due to Sea Robin’s shippers as a result of the proceeding. In compliance with the settlement, Sea Robin issued refunds and filed its refund report on June 7, 2024. The refund report was accepted by the FERC via a letter order issued on July 2, 2024. Moreover, the settlement established a rate case moratorium prohibiting Sea Robin or any party to the proceeding from seeking or soliciting a change or challenge to Sea Robin’s rates prior to December 1, 2026.
In May 2021, the FERC commenced an audit of SPLP for the period from January 1, 2018 to December 31, 2021 to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6 reporting requirements. On June 25, 2024, the FERC notified the company that it had finished its review of the implementation plan and considered the implementation phase of the audit complete. This notice effectively concluded the audit.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ROW expense	$14	$13	$27	$26
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
As of June 30, 2024 and December 31, 2023, accruals of approximately $231 million and $285 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $50 million.
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
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. The USACE anticipates that a Final EIS will be issued in December 2025 and a Record of Decision will be issued in early 2026. The pipeline continues to operate pending completion of the EIS. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Louisiana Dispute with New Generation Gas Gathering LLC
On August 31, 2023, Energy Transfer and ETC Texas Pipeline, LTD amended the next day to be ETC Texas Pipeline, Ltd, Gulf Run Transmission, LLC, Enable Midstream Partners, LP and ETC Tiger Pipeline, LLC (collectively “Energy Transfer”), filed a petition for declaratory judgment against New Generation Gas Gathering LLC (“NG3”) in the 42nd Judicial District Court of DeSoto Parish, Louisiana. In relation to seven specific servitudes in DeSoto Parish, Louisiana underlying Energy Transfer natural gas pipelines, Energy Transfer requested declarations from the Court that, pursuant to Louisiana Civil Code Article 720, NG3 must obtain Energy Transfer’s permission to install NG3’s proposed pipelines across the Energy Transfer servitudes so that Energy Transfer may determine if NG3’s proposed installation of its proposed pipelines would interfere with Energy Transfer’s use of its existing servitudes.
On November 13, 2023, NG3 filed its answer and reconventional demand (a Louisiana term for counterclaim) asserting six claims against the entities asserting the claim, as well as against Energy Transfer. In Count I, NG3 seeks declaratory judgment that Energy Transfer lacks the right to object to its proposed crossings of Energy Transfer’s natural gas pipelines that adversely affect Energy Transfer. In Counts II–VI, NG3 asserts five causes of action alleging that Energy Transfer’s objection and lawsuit seeking court determination that it has the right to object to NG3’s request to cross Energy Transfer’s pipelines more than one hundred times constitutes tortious conduct, an abuse of Energy Transfer’s rights, an unfair trade practice, and a violation of Louisiana Monopolies Act sections prohibiting conspiracies, monopolies and attempted monopolies.
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
On March 25, 2024, the trial court denied Energy Transfer’s motion to strike NG3’s Counts II-VI, Energy Transfer’s exceptions, and NG3’s exceptions. Energy Transfer filed an appeal of the trial court’s orders denying its exceptions and motion to strike. The appeal was heard on an expedited basis and denied.
On June 4, 2024, a Joint Motion to Dismiss with Prejudice was filed ending the litigation.
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
As of June 30, 2024, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal is scheduled for August 27, 2024. Energy Transfer and Rover intend to vigorously defend this claim.
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
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Plaintiffs is approximately $104 million in actual damages and $75 million in punitive damages. ETMT has appealed the entirety of the judgment to the Tenth Circuit and all briefing at the Tenth Circuit has been completed.
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
On September 20, 2023, the Court held oral argument on the various Motions for Summary Judgment. Following oral argument, on September 26, 2023, the Court ruled on each of the Motions. The Court denied Defendants’ Traditional Motion for Partial Summary Judgment Regarding Fraud, Defendants’ No Evidence Motion for Summary Judgment Regarding Plaintiffs’ Fraud and Alter Ego Claims, Defendants’ Traditional and No Evidence Motion for Partial Summary Judgment Regarding Damages and Rescission, and Plaintiff ETC Texas Pipeline, Ltd.’s Traditional Motion for Partial Summary Judgment on Breach of Contract and Declaratory Judgment. The Court granted Culberson Midstream, LLC’s Traditional Motion for Partial Summary Judgment Seeking Dismissal of Plaintiffs’ Breach of Contract and Declaratory Judgment Claims and Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC’s Motion for Partial Summary Judgment Regarding Breach of the Option Agreement. The Fifth Court of Appeals (Dallas) denied Defendants’ motion seeking permission to allow an interlocutory appeal of the order denying their Traditional Motion for Partial Summary Judgment Regarding Fraud.
Discovery has closed in this matter. Trial on Plaintiff Energy Transfer LP’s fraud claim is currently set for January 21, 2025. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August

22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, respectively, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which the Company has completed as of January 17, 2024. The matter remains stayed until the DPU sets a new procedural schedule.
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
State of Oklahoma Attorney General – Winter Storm Uri
On April 10, 2024, the State of Oklahoma, through Attorney General Gentner Drummond, (“Plaintiff”) filed a petition on behalf of Grand River Dam Authority against Defendants ET Gathering & Processing, LLC, successor by merger to Enable Midstream Partners, LP, Enable Oklahoma Intrastate Transmission, LLC, Enable Gas Transmission, LLC and Enable Energy Resources, LLC (collectively, “Defendants”) arising out of Winter Storm Uri in February 2021. Specifically, Plaintiff alleges that Defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for breach of contract, unjust enrichment, fraud, bad faith, conspiracy and negligence. Plaintiff’s petition seeks actual damages, punitive damages, treble damages and attorney’s fees and costs. However, the actual amount sought was not specified.
On June 3, 2024, Defendants filed a Motion to Dismiss and, alternatively, a Motion to Transfer Venue, along with a Brief in Support. In its Motion to Dismiss, Defendants argued that Plaintiff’s petition fails to state a claim upon which relief can be granted and also that such claims should be dismissed because collateral estoppel bars Plaintiff from bringing allegations inconsistent with earlier agency and judicial findings that the extreme cold weather—not Defendants’ conduct—caused the natural gas shortage and resulting high prices during Winter Storm Uri. Defendants also argued that Plaintiff’s suit should be dismissed for filing suit in the wrong forum or, alternatively, should be transferred to the correct county of venue (Oklahoma County). Plaintiff filed its response brief on July 12, 2024.
Defendants cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
Tax Contingencies
Internal Revenue Service Audits
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service (“IRS”). In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS, and most state tax authorities, for the 2019 and prior tax years.

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
New York Motor Fuel Excise Tax Audits
ETMT, Sunoco LLC and Sunoco Retail LLC are currently under motor fuel excise tax audits in the state of New York for the periods of March 2017 through May 2020. These audits are currently ongoing and no assessments have been made. We cannot predict the outcome of these audits; however, to the extent material assessments may be issued, we would expect to use all appropriate administrative and legal measures to defend our positions.
USAC - Oklahoma Tax Commission
USAC is currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). USAC believes it is reasonably possible that it could incur losses related to this assessment. Whether, and to what extent, USAC incurs losses depends on whether the administrative law judge assigned by the OTC accepts or rejects USAC’s position that the transactions are not taxable and, if rejected, whether USAC ultimately loses any and all subsequent legal challenges to such determination. USAC estimates that the range of losses it could incur is up to $30 million, including penalties and interest.
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

•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2024, the Partnership had been named as a PRP at approximately 32 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	June 30, 2024	December 31, 2023
Current	$49	$42
Non-current	225	235
Total environmental liabilities	$274	$277
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
During the six months ended June 30, 2024 and 2023, the Partnership recorded $4 million and $18 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$749
Additions	668
Revenue recognized	(629)
Balance, June 30, 2024	$788

Balance, December 31, 2022	$615
Additions	522
Revenue recognized	(564)
Balance, June 30, 2023	$573
The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	June 30, 2024	December 31, 2023
Contract assets	$276	$256
Accounts receivable from contracts with customers	879	809
Contract liabilities	81	—
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

As of June 30, 2024, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $38.32 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2024
	(remainder)	2025	2026	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2024	$3,989	$7,100	$6,200	$21,035	$38,324
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

The following table details our outstanding commodity-related derivatives:

	June 30, 2024		December 31, 2023
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	9,845	2024-2026	5,247	2024-2026
Basis Swaps IFERC/NYMEX (1)	19,000	2024-2027	(46,975)	2024-2025
Swing Swaps	(1,033)	2024-2025	(97,728)	2024-2025
Options – Puts	50	2024	1,900	2024
Options – Calls	200	2024	250	2024
Forward Physical Contracts	(6,080)	2024-2026	(1,751)	2024-2026
Power (Megawatt):
Forwards	189,825	2024-2029	155,600	2024-2029
Futures	(318,920)	2024-2026	(464,897)	2024
Options – Puts	(14,400)	2024-2025	136,000	2024
Options – Calls	500,000	2024-2025	—	—
Crude (MBbls):
Forwards/Swaps	2,359	2024-2026	(2,674)	2024-2025
Options – Puts	—	—	(15)	2024
Options – Calls	—	—	(20)	2024
NGL/Refined Products (MBbls):
Forward/Swaps	(8,151)	2024-2027	(13,870)	2024-2027
Options – Puts	(4)	2024-2026	121	2024-2026
Options – Calls	(2)	2024-2026	(43)	2024-2026
Futures	(3,341)	2024-2026	(4,548)	2024-2025
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(52,183)	2024-2025	(39,013)	2024
Fixed Swaps/Futures	(52,183)	2024-2025	(39,013)	2024
Hedged Item – Inventory	52,183	2024-2025	39,013	2024
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
The following table summarizes USAC’s interest rate swap outstanding which was not designated as a hedge for accounting purposes:

Term	Type	Notional Amount Outstanding
		June 30, 2024	December 31, 2023
December 2025	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$700	$700

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
The Partnership has maintenance margin deposits with certain counterparties in the OTC market, primarily with independent system operators and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on or about the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments is deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$14	$51	$(9)	$(6)
	14	51	(9)	(6)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	489	427	(493)	(374)
Commodity derivatives	94	132	(88)	(80)
Interest rate derivatives	8	6	—	(4)
	591	565	(581)	(458)
Total derivatives	$605	$616	$(590)	$(464)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives without offsetting agreements	Derivative assets (liabilities)	$8	$6	$—	$(4)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	94	132	(88)	(80)
Broker cleared derivative contracts	Other current assets (liabilities)	503	478	(502)	(380)
Total gross derivatives		605	616	(590)	(464)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(73)	(72)	73	72
Counterparty netting	Other current assets (liabilities)	(480)	(368)	480	368
Total net derivatives		$52	$176	$(37)	$(24)
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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$(24)	$(6)	$(15)	$50
Interest rate derivatives	Gain on interest rate derivatives	3	35	12	15
Total		$(21)	$29	$(3)	$65
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

Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL and refined products transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our crude oil transportation and services segment are primarily reflected in crude sales. Revenues from our investment in Sunoco LP segment are primarily reflected in refined product sales and, subsequent to Sunoco LP’s acquisition of NuStar in May 2024, also in gathering, transportation and other fees. Revenues from our investment in USAC segment are primarily reflected in gathering, transportation and other fees. Revenues from our all other segment are primarily reflected in natural gas sales and gathering, transportation and other fees.
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$578	$730	$1,388	$1,544
Intersegment revenues	59	77	167	553
	637	807	1,555	2,097
Interstate transportation and storage:
Revenues from external customers	513	536	1,108	1,158
Intersegment revenues	6	14	13	26
	519	550	1,121	1,184
Midstream:
Revenues from external customers	776	786	1,582	1,595
Intersegment revenues	1,731	1,682	3,699	3,627
	2,507	2,468	5,281	5,222
NGL and refined products transportation and services:
Revenues from external customers	4,897	4,104	10,581	8,841
Intersegment revenues	898	897	1,740	1,763
	5,795	5,001	12,321	10,604
Crude oil transportation and services:
Revenues from external customers	7,362	5,953	15,000	12,032
Intersegment revenues	10	—	10	1
	7,372	5,953	15,010	12,033
Investment in Sunoco LP:
Revenues from external customers	6,172	5,729	11,667	11,078
Intersegment revenues	1	16	5	29
	6,173	5,745	11,672	11,107
Investment in USAC:
Revenues from external customers	230	201	453	393
Intersegment revenues	6	6	12	11
	236	207	465	404
All other:
Revenues from external customers	201	281	579	674
Intersegment revenues	95	118	183	269
	296	399	762	943
Eliminations	(2,806)	(2,810)	(5,829)	(6,279)
Total revenues	$20,729	$18,320	$42,358	$37,315

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA:
Intrastate transportation and storage	$328	$216	$766	$625
Interstate transportation and storage	392	441	875	977
Midstream	693	579	1,389	1,220
NGL and refined products transportation and services	1,070	837	2,059	1,776
Crude oil transportation and services	801	674	1,649	1,200
Investment in Sunoco LP	320	250	562	471
Investment in USAC	144	125	283	243
All other	12	—	57	43
Adjusted EBITDA (consolidated)	$3,760	$3,122	$7,640	$6,555

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,992	$1,233	$3,684	$2,680
Depreciation, depletion and amortization	1,213	1,061	2,467	2,120
Interest expense, net of interest capitalized	762	641	1,490	1,260
Income tax expense	227	108	316	179
Impairment losses	50	10	50	11
Gain on interest rate derivatives	(3)	(35)	(12)	(15)
Non-cash compensation expense	30	27	76	64
Unrealized (gain) loss on commodity risk management activities	(38)	(55)	103	75
Inventory valuation adjustments (Sunoco LP)	32	57	(98)	28
Loss on extinguishment of debt	6	—	11	—
Adjusted EBITDA related to unconsolidated affiliates	170	171	341	332
Equity in earnings of unconsolidated affiliates	(85)	(95)	(183)	(183)
Gain on sale of West Texas assets (Sunoco LP)	(598)	—	(598)	—
Other, net	2	(1)	(7)	4
Adjusted EBITDA (consolidated)	$3,760	$3,122	$7,640	$6,555

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 and in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Energy Transfer’s Acquisition
WTG Midstream
On July 15, 2024, Energy Transfer completed the previously announced acquisition of 100% of the membership interest in WTG Midstream Holdings LLC (“WTG Midstream”). Consideration for the transaction was comprised of $2.28 billion in cash and approximately 50.8 million newly issued Energy Transfer common units, which had a fair value of approximately $830 million. Energy Transfer granted customary registration rights to the sellers and certain of their affiliates and designees in connection with the transaction.
The acquired assets add approximately 6,000 miles of complementary gas gathering pipelines that extend Energy Transfer’s network in the Midland Basin. Also, as part of the transaction, the Partnership added eight gas processing plants with a total capacity of approximately 1.3 Bcf/d, and two additional processing plants that were under construction at closing. Since closing the transaction, one of these 200 MMcf/d processing plants was placed into service.
Sunoco LP’s Acquisitions
NuStar
On May 3, 2024, Sunoco LP completed the previously announced acquisition of all of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the merger agreement, NuStar common unitholders received 0.400 Sunoco LP common units for each NuStar common unit. In connection with the acquisition, Sunoco LP issued approximately 51.5 million common units, which had a fair value of approximately $2.8 billion, assumed debt totaling approximately $3.5 billion including approximately $56 million of lease related financing obligations and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
Zenith European Terminals
On March 13, 2024, Sunoco LP completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for approximately €170 million ($185 million), including working capital.
Sunoco LP’s Divestiture
West Texas Sale
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

Joint Venture Transaction
Permian Joint Venture
On July 16, 2024, Energy Transfer and Sunoco LP announced the formation of a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, Sunoco LP contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Energy Transfer holds a 67.5% interest with Sunoco LP holding the remaining 32.5% interest in the joint venture.
The formation of the joint venture was effective on July 1, 2024.
Quarterly Cash Distribution
In July 2024, Energy Transfer announced a quarterly distribution of $0.3200 per unit ($1.28 annualized) on Energy Transfer common units for the quarter ended June 30, 2024.
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
Even without application of the FERC’s rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as Tiger Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as Florida Gas Transmission Pipeline, Transwestern and Panhandle, have a mix of tariff rate, discount rate and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-

service rates, if any, will depend on a detailed review of all of our cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. The FERC’s determination regarding the protest and Panhandle’s response thereto remains outstanding.
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
Air Quality Standards
In 2023, the EPA finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026.
Operators and industry groups have challenged the Plan in the D.C. Circuit, as well as the legal predicates to the individual upwind states’ inclusion in the Plan in the regional circuits. The effectiveness of the rule is currently stayed in the nine states within the Partnership’s footprint, either by nature of judicial stays of the legal predicate to the Plan or by judicial stay of the Plan itself by the U.S. Supreme Court. Proceedings as to both on the merits are ongoing. In the challenge to the Plan in the D.C. Circuit, oral argument is expected in early 2025 and a decision could take several months, projected late 2025.
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
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$328	$216	$112	$766	$625	$141
Interstate transportation and storage	392	441	(49)	875	977	(102)
Midstream	693	579	114	1,389	1,220	169
NGL and refined products transportation and services	1,070	837	233	2,059	1,776	283
Crude oil transportation and services	801	674	127	1,649	1,200	449
Investment in Sunoco LP	320	250	70	562	471	91
Investment in USAC	144	125	19	283	243	40
All other	12	—	12	57	43	14
Adjusted EBITDA (consolidated)	$3,760	$3,122	$638	$7,640	$6,555	$1,085

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,992	$1,233	$759	$3,684	$2,680	$1,004
Depreciation, depletion and amortization	1,213	1,061	152	2,467	2,120	347
Interest expense, net of interest capitalized	762	641	121	1,490	1,260	230
Income tax expense	227	108	119	316	179	137
Impairment losses	50	10	40	50	11	39
Gain on interest rate derivatives	(3)	(35)	32	(12)	(15)	3
Non-cash compensation expense	30	27	3	76	64	12
Unrealized (gain) loss on commodity risk management activities	(38)	(55)	17	103	75	28
Inventory valuation adjustments (Sunoco LP)	32	57	(25)	(98)	28	(126)
Loss on extinguishment of debt	6	—	6	11	—	11
Adjusted EBITDA related to unconsolidated affiliates	170	171	(1)	341	332	9
Equity in earnings of unconsolidated affiliates	(85)	(95)	10	(183)	(183)	—
Gain on sale of West Texas assets (Sunoco LP)	(598)	—	(598)	(598)	—	(598)
Other, net	2	(1)	3	(7)	4	(11)
Adjusted EBITDA (consolidated)	$3,760	$3,122	$638	$7,640	$6,555	$1,085
Net Income. For the three and six months ended June 30, 2024 compared to the same periods last year, net income increased $759 million and $1.00 billion, respectively, or approximately 62% and 37%, respectively. For the three and six months ended June 30, 2024 compared to the same periods last year, operating income increased $463 million and $781 million, respectively, which reflected higher segment margin from multiple segments, partially offset by increases in operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization, and impairment losses; these changes are discussed in more detail below and in “Segment Operating Results.” Net income for the three and six months ended June 30, 2024 also reflected a $598 million gain on Sunoco LP’s sale of its West Texas assets. These increases in net income were partially offset by an increase in interest expense, as discussed below.
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2024 compared to the same periods last year, Adjusted EBITDA increased due to increases from multiple segments, including the impacts of higher volumes and rates, optimization gains, and increases from recently acquired assets and new assets placed into service.
Additional discussion on the changes impacting net income and Adjusted EBITDA for the three and six months ended June 30, 2024 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2024 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and six months ended June 30, 2024 compared to the same periods last year primarily due to higher aggregate debt balances as a result of the Crestwood acquisition and an increase in Sunoco LP’s debt, including the impact of the NuStar acquisition, as well as higher interest rates on floating rate and recently refinanced debt.
Income Tax Expense. For the three and six months ended June 30, 2024 compared to the same periods last year, income tax expense increased due to the taxable gain recognized by a corporate subsidiary of Sunoco LP on its sale of West Texas assets.
Impairment Losses. For the three and six months ended June 30, 2024, impairment losses were related to Sunoco LP’s termination of a lease in June 2024. For the three months ended June 30, 2023, impairment losses included a total of

$10 million recognized by USAC related to its compression equipment. For the six months ended June 30, 2023, impairment losses included a total of $11 million recognized by USAC related to its compression equipment.
Gain on Interest Rate Derivatives. Gains and losses on interest rate derivatives resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized (Gain) Loss on Commodity Risk Management Activities. The unrealized gains and losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results,” and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2024 and June 30, 2023, decreases in fuel prices caused the lower of cost or market reserves requirements to increase by $32 million and $57 million, respectively, which decreased net income. For the six months ended June 30, 2024, increases in fuel prices caused the lower of cost or market reserve requirements to decrease by $98 million, which increased net income; for the six months ended June 30, 2023, decreases in fuel prices caused the lower of cost or market reserve requirements to increase by $28 million, which decreased net income.
Loss on Extinguishment of Debt. For the three and six months ended June 30, 2024, the loss on extinguishment of debt included a $4 million loss on Energy Transfer’s redemption of its $450 million aggregate principal amount of 8.00% Senior Notes due April 2029, as well as a $2 million loss recognized by Sunoco LP. For the six months ended June 30, 2024, the loss on extinguishment of debt also included a $5 million loss related to USAC’s redemption of its $725 million aggregate principal amount of 6.875% senior notes due 2026.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Gain on sale of West Texas Assets. The gain on sale of West Texas assets was related to the gain recognized by Sunoco LP on its sale of convenience stores to 7-Eleven Inc.
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$27	$37	$(10)	$64	$71	$(7)
MEP	14	22	(8)	31	47	(16)
White Cliffs	4	2	2	10	3	7
Explorer	9	9	—	15	17	(2)
Other	31	25	6	63	45	18
Total equity in earnings of unconsolidated affiliates	$85	$95	$(10)	$183	$183	$—

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$82	$85	$(3)	$163	$164	$(1)
MEP	22	30	(8)	48	64	(16)
White Cliffs	8	6	2	19	12	7
Explorer	14	13	1	24	26	(2)
Other	44	37	7	87	66	21
Total Adjusted EBITDA related to unconsolidated affiliates	$170	$171	$(1)	$341	$332	$9

Distributions received from unconsolidated affiliates:
Citrus	$61	$22	$39	$94	$70	$24
MEP	24	31	(7)	47	64	(17)
White Cliffs	10	6	4	21	11	10
Explorer	10	11	(1)	18	19	(1)
Other	40	22	18	72	45	27
Total distributions received from unconsolidated affiliates	$145	$92	$53	$252	$209	$43
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
Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Natural gas transported (BBtu/d)	13,143	15,207	(2,064)	13,660	14,954	(1,294)
Withdrawals from storage natural gas inventory (BBtu)	—	2,400	(2,400)	8,230	8,400	(170)
Revenues	$637	$807	$(170)	$1,555	$2,097	$(542)
Cost of products sold	205	470	(265)	692	1,455	(763)
Segment margin	432	337	95	863	642	221
Unrealized (gains) losses on commodity risk management activities	(29)	(44)	15	35	130	(95)
Operating expenses, excluding non-cash compensation expense	(66)	(74)	8	(119)	(136)	17
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(11)	(3)	(26)	(25)	(1)
Adjusted EBITDA related to unconsolidated affiliates	5	7	(2)	12	13	(1)
Other	—	1	(1)	1	1	—
Segment Adjusted EBITDA	$328	$216	$112	$766	$625	$141
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, transported volumes decreased primarily due to decreased transportation on our Texas assets and decreased production from our Haynesville assets.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Transportation fees	$222	$209	$13	$444	$425	$19
Natural gas sales and other (excluding unrealized gains and losses)	147	70	77	398	246	152
Retained fuel (excluding unrealized gains and losses)	9	15	(6)	17	30	(13)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	25	(1)	26	39	71	(32)
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	29	44	(15)	(35)	(130)	95
Total segment margin	$432	$337	$95	$863	$642	$221
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $77 million in realized natural gas sales and other primarily due to higher pipeline optimization from physical sales;
•an increase of $26 million in storage margin primarily due to the timing of both physical and financial gains;
•an increase of $13 million in transportation fees primarily due to the recovery of certain disputed fees earned in a prior period on our Texas system; and
•a decrease of $8 million in operating expenses primarily due to a change related to fuel consumption that is offset in cost of products sold in 2024.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $152 million in realized natural gas sales and other primarily due to higher pipeline optimization from physical sales and settled derivatives;
•an increase of $19 million in transportation fees primarily due to the recovery of certain disputed fees earned in a prior period on our Texas system, increased demand volumes and new contracts on our Texas system; and
•a decrease of $17 million in operating expenses due to a change related to fuel consumption that is offset in cost of goods sold in 2024; partially offset by
•a decrease of $32 million in storage margin primarily due to lower storage optimization from settled derivatives.

Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Natural gas transported (BBtu/d)	16,337	16,224	113	16,932	16,519	413
Natural gas sold (BBtu/d)	20	18	2	22	20	2
Revenues	$519	$550	$(31)	$1,121	$1,184	$(63)
Cost of products sold	2	1	1	3	3	—
Segment margin	517	549	(32)	1,118	1,181	(63)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(210)	(203)	(7)	(413)	(389)	(24)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(32)	(28)	(4)	(65)	(59)	(6)
Adjusted EBITDA related to unconsolidated affiliates	118	124	(6)	236	245	(9)
Other	(1)	(1)	—	(1)	(1)	—
Segment Adjusted EBITDA	$392	$441	$(49)	$875	$977	$(102)
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, transported volumes increased primarily due to more capacity sold and higher utilization on our Trunkline, Panhandle and Gulf Run systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $32 million in segment margin primarily due to a $22 million decrease for shipper refunds related to our Panhandle rate case (this includes a negative $35 million impact to the second quarter of 2024, as compared to a negative $13 million impact to the second quarter of 2023), a $10 million decrease in operational gas sales resulting from lower prices and a $3 million decrease in parking revenue. These decreases were partially offset by a $3 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes at higher rates;
•an increase of $7 million in operating expenses primarily due to a $12 million increase in maintenance project costs, partially offset by a $2 million decrease in ad valorem taxes and a $2 million decrease in electricity costs;
•an increase of $4 million in selling, general and administrative expenses primarily due to a $2 million increase in allocated costs, a $1 million increase in professional fees and a $1 million increase in employee-related costs; and
•a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a decrease from our Midcontinent Express Pipeline joint venture as a result of lower revenue due to capacity sold at lower rates.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $63 million in segment margin primarily due to a $29 million decrease in operational gas sales resulting from lower prices, an $18 million decrease due to the realization in the prior period of certain amounts related to a shipper bankruptcy, a $10 million decrease in parking revenue, a $2 million decrease in transportation revenue and a $4 million decrease for shipper refunds related to our Panhandle rate case (this includes a negative $35 million impact to the six months ended June 30, 2024, as compared to a negative $31 million impact to the six months ended June 30, 2023);
•an increase of $24 million in operating expenses primarily due to a $26 million increase in maintenance project costs and an aggregate $11 million increase in employee costs, outside services and transportation expense. These increases were partially offset by a $7 million decrease from the revaluation of system gas, a $4 million decrease in electricity costs and a $2 million decrease in ad valorem taxes;
•an increase of $6 million in selling, general and administrative expenses primarily due to a $3 million increase in professional fees and a $3 million increase in employee related costs; and

•a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $15 million decrease from our Midcontinent Express Pipeline joint venture as a result of lower revenue due to capacity sold at lower rates, partially offset by a $6 million increase from our Southeast Supply Header pipeline joint venture due to increased capacity sold at higher rates.
Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Gathered volumes (BBtu/d)	19,437	19,847	(410)	19,680	19,799	(119)
NGLs produced (MBbls/d)	955	863	92	922	837	85
Equity NGLs (MBbls/d)	56	42	14	54	41	13
Revenues	$2,507	$2,468	$39	$5,281	$5,222	$59
Cost of products sold	1,457	1,535	(78)	3,176	3,316	(140)
Segment margin	1,050	933	117	2,105	1,906	199
Operating expenses, excluding non-cash compensation expense	(321)	(308)	(13)	(644)	(596)	(48)
Selling, general and administrative expenses, excluding non-cash compensation expense	(43)	(52)	9	(87)	(102)	15
Adjusted EBITDA related to unconsolidated affiliates	6	4	2	12	9	3
Other	1	2	(1)	3	3	—
Segment Adjusted EBITDA	$693	$579	$114	$1,389	$1,220	$169
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, gathered volumes decreased primarily due to lower volumes in the Ark-La-Tex, Midcontinent/Panhandle and Northeast regions, partially offset by higher Permian volumes and newly acquired assets. NGL production increased primarily due to higher processed volumes.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $121 million primarily due to recently acquired assets and higher volumes in the Permian region;
•a decrease of $9 million in selling, general and administrative expenses primarily due to one-time expenses in the prior period; and
•an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets; partially offset by
•an increase of $13 million in operating expenses primarily due to a $25 million increase from recently acquired assets and assets placed in service, partially offset by a $12 million decrease related to environmental reserves; and
•a decrease of $3 million due to lower natural gas prices of $31 million, partially offset by higher NGL prices of $28 million.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $205 million due to recently acquired assets and higher volumes in the Permian region;
•a decrease of $15 million in selling, general and administrative expenses due to one-time expenses in the prior period; and
•an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets; partially offset by
•an increase of $48 million in operating expenses primarily due to recently acquired assets and assets placed in service; and
•a decrease of $5 million due to lower natural gas prices of $36 million, partially offset by higher NGL prices of $31 million.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
NGL transportation volumes (MBbls/d)	2,235	2,155	80	2,161	2,070	91
Refined products transportation volumes (MBbls/d)	602	554	48	587	528	59
NGL and refined products terminal volumes (MBbls/d)	1,506	1,453	53	1,451	1,399	52
NGL fractionation volumes (MBbls/d)	1,093	989	104	1,073	962	111
Revenues	$5,795	$5,001	$794	$12,321	$10,604	$1,717
Cost of products sold	4,512	3,929	583	9,831	8,331	1,500
Segment margin	1,283	1,072	211	2,490	2,273	217
Unrealized (gains) losses on commodity risk management activities	20	(19)	39	42	(50)	92
Operating expenses, excluding non-cash compensation expense	(232)	(211)	(21)	(460)	(432)	(28)
Selling, general and administrative expenses, excluding non-cash compensation expense	(34)	(35)	1	(76)	(73)	(3)
Adjusted EBITDA related to unconsolidated affiliates	33	30	3	63	58	5
Segment Adjusted EBITDA	$1,070	$837	$233	$2,059	$1,776	$283
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region, on our Mariner East pipeline system and on our Gulf Coast export pipelines.
The increase in transportation volumes and the commissioning of our eighth fractionator in August 2023 also led to higher fractionated volumes at our Mont Belvieu NGL Complex.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Transportation margin	$654	$577	$77	$1,269	$1,139	$130
Fractionators and refinery services margin	232	186	46	465	396	69
Terminal services margin	249	229	20	458	429	29
Storage margin	75	75	—	154	154	—
Marketing margin	93	(14)	107	186	105	81
Unrealized gains (losses) on commodity risk management activities	(20)	19	(39)	(42)	50	(92)
Total segment margin	$1,283	$1,072	$211	$2,490	$2,273	$217
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $107 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to higher gains from the optimization of hedged NGL and refined product inventories. This increase also included a $6 million increase in intrasegment margin which was fully offset within our transportation margin;

•an increase of $77 million in transportation margin primarily due to higher throughput and contractual rate escalations of $33 million on our Texas y-grade pipeline system, $22 million on our Mariner East pipeline system, $13 million on our Mariner West pipeline and $11 million on our refined product pipelines, as well as a $6 million increase from higher exported volumes feeding into our Nederland Terminal. These increases were partially offset by intrasegment charges of $6 million and $2 million which were fully offset within our marketing and fractionators margin, respectively;
•an increase of $46 million in fractionators and refinery services margin primarily due to a $40 million increase resulting from higher throughput as our eighth fractionator was placed in service in August of 2023, a $3 million increase from our refinery services business and a $2 million intrasegment charge which was fully offset in our transportation margin;
•an increase of $20 million in terminal services margin primarily due to a $12 million increase from our Marcus Hook Terminal due to higher throughput and contractual rate escalations, a $5 million increase from higher export volumes loaded at our Nederland Terminal and a $3 million increase due to higher throughput and storage at our refined product terminals; and
•an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates; partially offset by
•an increase of $21 million in operating expenses primarily due to a $9 million increase in gas and power utility costs, a $7 million increase resulting from the timing of project related expenses and a $5 million increase in employee costs.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $130 million in transportation margin primarily due to higher throughput and contractual rate escalations of $48 million on our Texas y-grade pipeline system, $42 million on our Mariner East pipeline system, $26 million on our refined product pipelines and $21 million on our Mariner West pipeline, as well as a $7 million increase from higher exported volumes feeding into our Nederland Terminal. These increases were partially offset by intrasegment charges of $11 million and $2 million which were fully offset within our marketing and fractionators margin, respectively;
•an increase of $81 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to higher gains from the optimization of hedged NGL and refined product inventories. This increase also included an increase to intrasegment margin of $11 million which was fully offset within our transportation margin;
•an increase of $69 million in fractionators and refinery services margin primarily due to a $59 million increase resulting from higher throughput as our eighth fractionator was placed in service in August 2023, a $7 million increase from our refinery services business and a $2 million increase in intrasegment margin which was fully offset within our transportation margin;
•an increase of $29 million in terminal services margin primarily due to a $14 million increase from our Marcus Hook Terminal due to contractual rate escalations and higher throughput, a $9 million increase from higher export volumes loaded at our Nederland Terminal and a $6 million increase from higher throughput and storage at our refined product terminals; and
•an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates; partially offset by
•an increase of $28 million in operating expenses primarily due to an $11 million increase in employee costs and a $9 million increase resulting from the timing of project related expenses; and
•an increase of $3 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets.

Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Crude oil transportation volumes (MBbls/d)	6,490	5,294	1,196	6,297	4,769	1,528
Crude oil terminal volumes (MBbls/d)	3,291	3,520	(229)	3,266	3,231	35
Revenues	$7,372	$5,953	$1,419	$15,010	$12,033	$2,977
Cost of products sold	6,309	5,092	1,217	12,903	10,466	2,437
Segment margin	1,063	861	202	2,107	1,567	540
Unrealized (gains) losses on commodity risk management activities	(19)	10	(29)	—	12	(12)
Operating expenses, excluding non-cash compensation expense	(216)	(172)	(44)	(404)	(325)	(79)
Selling, general and administrative expenses, excluding non-cash compensation expense	(36)	(30)	(6)	(72)	(61)	(11)
Adjusted EBITDA related to unconsolidated affiliates	7	5	2	16	6	10
Other	2	—	2	2	1	1
Segment Adjusted EBITDA	$801	$674	$127	$1,649	$1,200	$449
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, crude oil transportation volumes were higher due to continued growth on our gathering systems and contributions from recently acquired assets. Crude terminal volumes were lower for the three months ended June 30, 2024 compared to the same period last year due to lower refinery-driven throughput at our Gulf Coast terminals, partially offset by higher export volumes.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impact of the following:
•an increase of $173 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $124 million increase from recently acquired assets and a $61 million increase in transportation revenue on existing pipeline assets, partially offset by a $5 million decrease from lower throughput at our Gulf Coast terminals and an $8 million decrease from our crude oil acquisition and marketing business; partially offset by
•an increase of $44 million in operating expenses primarily due to a $25 million increase from recently acquired assets, a $10 million increase in maintenance project costs and a $7 million increase in utilities; and
•an increase of $6 million in selling, general and administrative expenses primarily due to recently acquired assets.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased primarily due to the net impact of the following:
•an increase of $528 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $292 million increase from recently acquired assets, a $118 million increase in transportation revenue on existing pipeline assets, a $60 million increase from higher gathered volumes and new assets placed into service on our Texas crude pipeline system and a $52 million increase in our crude oil acquisition and marketing business due primarily to higher volumes and more favorable market prices; and
•an increase of $10 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets and higher volumes on our White Cliffs crude pipeline; partially offset by
•an increase of $79 million in operating expenses primarily due to a $59 million increase from recently acquired assets, a $10 million increase in outside services, and various increases in employee related and volume-driven expenses; and
•an increase of $11 million in selling, general and administrative expenses primarily due to a $ 9 million increase from assets acquired and a $2 million increase in employee expenses.

Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$6,173	$5,745	$428	$11,672	$11,107	$565
Cost of products sold	5,609	5,431	178	10,624	10,418	206
Segment margin	564	314	250	1,048	689	359
Unrealized (gains) losses on commodity risk management activities	(6)	1	(7)	7	(10)	17
Operating expenses, excluding non-cash compensation expense	(149)	(103)	(46)	(254)	(200)	(54)
Selling, general and administrative expenses, excluding non-cash compensation expense	(132)	(30)	(102)	(164)	(55)	(109)
Adjusted EBITDA related to unconsolidated affiliates	3	3	—	6	6	—
Inventory valuation adjustments	32	57	(25)	(98)	28	(126)
Other	8	8	—	17	13	4
Segment Adjusted EBITDA	$320	$250	$70	$562	$471	$91
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased primarily due to the net impact of the following:
•an increase in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) of $218 million primarily related to the acquisitions of NuStar and Zenith European terminals; partially offset by
•a $46 million increase in operating expenses and a $102 million increase in selling, general and administrative expenses primarily related to the acquisitions of NuStar and Zenith European terminals, including $80 million in transaction-related expenses.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased primarily due to the net impact of the following:
•an increase in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) of $250 million primarily related to the acquisitions of NuStar and Zenith European terminals; partially offset by
•a $54 million increase in operating expenses and a $109 million increase in selling, general and administrative expenses primarily related to the acquisitions of NuStar and Zenith European terminals.

Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$236	$207	$29	$465	$404	$61
Cost of products sold	36	35	1	72	69	3
Segment margin	200	172	28	393	335	58
Operating expenses, excluding non-cash compensation expense	(43)	(36)	(7)	(82)	(68)	(14)
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(11)	(3)	(29)	(24)	(5)
Other	1	—	1	1	—	1
Segment Adjusted EBITDA	$144	$125	$19	$283	$243	$40
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impact of the following:
•an increase of $28 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $7 million in operating expenses primarily due to higher employee costs associated with increased revenue-generating horsepower.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impact of the following:
•an increase of $58 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $14 million in operating expenses primarily due to higher employee costs associated with increased revenue-generating horsepower; and
•an increase of $5 million in selling, general and administrative expenses primarily due to an increase in professional fees.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$296	$399	$(103)	$762	$943	$(181)
Cost of products sold	287	395	(108)	738	897	(159)
Segment margin	9	4	5	24	46	(22)
Unrealized (gains) losses on commodity risk management activities	(4)	(3)	(1)	19	(7)	26
Operating expenses, excluding non-cash compensation expense	(3)	(4)	1	(9)	(10)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(8)	(11)	3	(20)	(20)	—
Adjusted EBITDA related to unconsolidated affiliates	1	1	—	2	1	1
Other and eliminations	17	13	4	41	33	8
Segment Adjusted EBITDA	$12	$—	$12	$57	$43	$14
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impact of the following:
•an increase of $12 million due to lower merger and acquisition related expenses; and
•an increase of $10 million in our natural gas marketing business due to higher gains from gas trading and storage positions; partially offset by
•a decrease of $4 million from our power trading business;
•a decrease of $3 million from our compressor business; and
•a decrease of $3 million from our natural resources business.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impact of the following:
•an increase of $18 million in our natural gas marketing business due to the timing of gains on natural gas storage positions; and
•an increase of $5 million due to lower merger and acquisition and other corporate expenses; partially offset by
•a decrease of $5 million in our compressor business.
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

We currently expect capital expenditures in 2024 to be within the following ranges (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$90	$105	$60	$65
Interstate transportation and storage	175	200	195	200
Midstream	950	1,000	360	365
NGL and refined products transportation and services	1,325	1,390	130	135
Crude oil transportation and services	370	400	155	160
All other (including eliminations)	90	105	70	75
Total capital expenditures	$3,000	$3,200	$970	$1,000
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
Sunoco LP currently expects to spend approximately $120 million in maintenance capital expenditures and at least $300 million in growth capital for the full year 2024.
USAC currently plans to spend approximately $32 million in maintenance capital expenditures and between $195 million and $205 million in expansion capital expenditures for the full year 2024.
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
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Cash provided by operating activities during 2024 was $6.04 billion compared to $5.89 billion for 2023, and net income was $3.68 billion for 2024 and $2.68 billion for 2023. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2024 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $420 million and other items totaling $1.79 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2024 and 2023 consisted primarily of depreciation, depletion and amortization of $2.47 billion and $2.12 billion, respectively, non-cash compensation expense of $76 million and $64 million, respectively, favorable inventory valuation adjustments of $98 million and unfavorable inventory adjustments of $28 million, respectively, and deferred income taxes of $55 million and $134 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $183 million for both 2024 and 2023, as well as a $598 million gain on Sunoco LP’s sale of its West Texas assets in 2024.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $174 million in 2024 and $182 million in 2023.
Cash paid for interest, net of interest capitalized, was $1.40 billion and $1.10 billion for the six months ended June 30, 2024 and 2023, respectively. Interest capitalized was $51 million and $25 million for the six months ended June 30, 2024 and 2023, respectively.
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
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Cash used in investing activities during 2024 was $1.15 billion compared to $2.69 billion for 2023. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2024 were $1.56 billion compared to $1.70 billion for 2023. Additional detail related to our capital expenditures is provided in the table below.
In 2024, Sunoco LP paid $185 million in cash for the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy and received $27 million in cash from the NuStar acquisition. In 2024, we paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and we also paid $219 million for other acquisitions. Additionally, in 2024, Sunoco LP received cash proceeds of $990 million from its sale of West Texas assets.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the six months ended June 30, 2024:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$9	$37	$46
Interstate transportation and storage	49	68	117
Midstream	275	106	381
NGL and refined products transportation and services	511	43	554
Crude oil transportation and services	128	52	180
Investment in Sunoco LP	79	40	119
Investment in USAC	172	15	187
All other (including eliminations)	38	32	70
Total capital expenditures	$1,261	$393	$1,654
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Cash used in financing activities during 2024 was $4.40 billion compared to $3.12 billion for 2023. During 2024, we had a net increase in our debt level of $2.60 billion compared to a net decrease of $137 million for 2023. In 2024, we paid debt issuance costs of $142 million, paid $2.65 billion in cash for the redemption of our Series A, Series C, Series D and Series E Preferred Units and paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes and Sunoco LP paid $784 million in cash for the redemption of NuStar preferred units.

In 2024 and 2023, we paid distributions of $2.33 billion and $2.10 billion, respectively, to our partners. In 2024 and 2023, we paid distributions of $917 million and $862 million, respectively, to noncontrolling interests. In 2024 and 2023, we paid distributions of $38 million and $24 million, respectively, to our redeemable noncontrolling interests.
In 2024 and 2023, we received capital contributions of $637 million and $3 million, respectively, in cash from noncontrolling interests. In 2024, we received capital contributions of $2 million in cash from redeemable noncontrolling interests.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2024	December 31, 2023
Energy Transfer Indebtedness:
Notes and Debentures(1) (2)	$46,834	$43,016
Five-Year Credit Facility(2)	—	1,412
Subsidiary Indebtedness:
Transwestern Senior Notes	250	250
Bakken Project Senior Notes(2)	850	1,850
Sunoco LP Senior Notes, bonds and lease-related obligations (2) (3)	7,322	3,194
USAC Senior Notes(2)	1,750	1,475
Sunoco LP Credit Facility	85	411
USAC Credit Facility	756	872

Other long-term debt	14	18
Net unamortized premiums, discounts and fair value adjustments	86	127
Deferred debt issuance costs	(331)	(237)
Total debt	57,616	52,388
Less: current maturities of long-term debt(4)	257	1,008
Long-term debt, less current maturities	$57,359	$51,380
(1)As of June 30, 2024, this balance included a total of $2.57 billion aggregate principal amount of senior notes due on or before June 30, 2025, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
(3)Sunoco LP assumed $2.57 billion aggregate principal amount of NuStar senior notes and bonds in connection with the closing of the NuStar acquisition in May 2024.
(4)As of December 31, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $1.00 billion of senior notes issued by the Bakken Pipeline entities which were repaid in April 2024, as described below under “Recent Transactions.” The Partnership’s proportional ownership in the Bakken Pipeline entities is 36.4%.
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
During the second quarter of 2024, the Partnership redeemed its $500 million aggregate principal amount of 4.25% Senior Notes due April 2024, $750 million aggregate principal amount of 4.50% Senior Notes due April 2024, $450 million aggregate principal amount of 8.00% Senior Notes due April 2029 and $600 million aggregate principal amount of 3.90% Senior Notes due May 2024 using cash on hand and proceeds from its Five-Year Credit Facility (defined below).

Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% Senior Notes due April 2024 using proceeds from member contributions. The Partnership indirectly owns 36.4% of the ownership interests in the Bakken Pipeline entities.
Energy Transfer January 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% Senior Notes due 2034, $1.75 billion aggregate principal amount of 5.95% Senior Notes due 2054 and $800 million aggregate principal amount of 8.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, redeem its outstanding Series C Preferred Units, Series D Preferred Units and Series E Preferred Units and for general partnership purposes.
Energy Transfer June 2024 Notes Issuance
In June 2024, the Partnership issued $1.00 billion aggregate principal amount of 5.25% Senior Notes due 2029, $1.25 billion aggregate principal amount of 5.60% Senior Notes due 2034, $1.25 billion aggregate principal amount of 6.05% Senior Notes due 2054 and $400 million aggregate principal amount of 7.125% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054. The Partnership used part of the net proceeds to redeem its outstanding Series A Preferred Units. It also intends to use the net proceeds to fund all or a portion of its previously announced acquisition of WTG Midstream, refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, and for general partnership purposes.
Sunoco LP April 2024 Notes Issuance
On April 30, 2024, Sunoco LP issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. Sunoco LP used the net proceeds from the offering to repay certain outstanding indebtedness of NuStar in connection with the merger between Sunoco LP and NuStar, to fund the redemption of NuStar's preferred units in connection with the merger and to pay offering fees and expenses.
NuStar Subordinated Note Redemption and Credit Facility Termination
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, Sunoco LP redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million.
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
As of June 30, 2024, the Five-Year Credit Facility had no outstanding borrowings and no outstanding commercial paper. The amount available for future borrowings was $4.97 billion, after accounting for outstanding letters of credit in the amount of $29 million.

Sunoco LP Facilities
As of June 30, 2024, Sunoco LP’s credit facility had $85 million of outstanding borrowings and $15 million in standby letters of credit and matures in May 2029 (as amended in May 2024). The amount available for future borrowings at June 30, 2024 was $1.40 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2024 was 7.43%.
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2024, this facility had no outstanding borrowings.
USAC Credit Facility
As of June 30, 2024, USAC’s credit facility, which matures in December 2026, had $756 million of outstanding borrowings and $1 million outstanding letters of credit. As of June 30, 2024, USAC’s credit facility had $843 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $424 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of June 30, 2024 was 8.10%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2024.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2023	February 1, 2024	February 15, 2024	$24.710	$33.125	$0.6075	$0.6199	$0.475	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.992	—	—	—	0.475	33.750	35.630	32.500	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.879	33.125	—	—	—	—	—	—	0.211
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to its terms, distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units will be paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.

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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.8420
March 31, 2024	May 13, 2024	May 20, 2024	0.8756
June 30, 2024	August 9, 2024	August 19, 2024	0.8756
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	January 22, 2024	February 2, 2024	$0.525
March 31, 2024	April 22, 2024	May 3, 2024	0.525
June 30, 2024	July 22, 2024	August 2, 2024	0.525
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
•reductions in the capacity or allocations of third-party pipelines that connect with our subsidiaries’ pipelines and facilities;
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
•the costs and effects of legal and administrative proceedings; and
•risks associated with a potential failure to successfully combine Sunoco LP’s business with that of NuStar, as well as the risks associated with a potential failure to successfully integrate our business with that of WTG Midstream.
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

	June 30, 2024			December 31, 2023
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	9,845	$(5)	$2	5,247	$16	$2
Basis Swaps IFERC/NYMEX (1)	19,000	(5)	5	(46,975)	20	5
Swing Swaps IFERC	(1,033)	—	—	(97,728)	18	1
Options – Puts	50	—	—	1,900	(2)	—
Options – Calls	200	—	—	250	—	—
Forward Physical Contracts	(6,080)	9	4	(1,751)	8	1
Power (Megawatt):
Forwards	189,825	3	—	155,600	1	—
Futures	(318,920)	4	1	(464,897)	—	1
Options – Puts	(14,400)	—	—	136,000	—	—
Options – Calls	500,000	—	—	—	—	—
Crude (MBbls):
Forward Physical Contracts	2,359	8	28	(2,674)	8	5
Options – Puts	—	—	—	(15)	—	—
Options – Calls	—	—	—	(20)	—	—
NGL/Refined Products (MBbls):
Forwards/Swaps	(8,151)	(12)	34	(13,870)	20	43
Options – Puts	(4)	—	—	121	(1)	—
Options – Calls	(2)	—	—	(43)	(1)	—
Futures	(3,341)	—	35	(4,548)	17	38
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(52,183)	3	3	(39,013)	1	1
Fixed Swaps/Futures	(52,183)	2	16	(39,013)	45	9
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
Interest Rate Risk
As of June 30, 2024, we and our subsidiaries had $1.44 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $14 million annually. However, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes USAC’s interest rate swap outstanding which was not designated as a hedge for accounting purposes:

Term	Type	Notional Amount Outstanding
		June 30, 2024	December 31, 2023
December 2025	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$700	$700
A hypothetical change of 100 basis points in interest rates for USAC’s interest rate swap would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $11 million as of June 30, 2024. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 16, 2024 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
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
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas Company, L.L.C. and Northwest Pipeline LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of the Transwestern Pipeline. The parties have largely completed document discovery and began depositions in late May 2024. Once discovery has been completed, the Partnership will be able to provide an assessment of the potential outcome or range of potential liability, if any. Trial has been set for January 2025.
On June 15, 2023, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (collectively “NOPV”), CPF 4-2023-011-NOPV, identifying three probable violations with compliance order actions associated with two of them and civil penalties proposed in an amount totaling $2,473,912. The NOPV related to a PHMSA Accident Investigation Division investigation of a pigging incident which occurred on March 26, 2020 at the Partnership’s Borcher Station in Kansas and resulted in a fatality. The Partnership challenged PHMSA’s alleged violations and related civil penalties and compliance order actions contained in the NOPV. After an administrative hearing, which was held on April 24, 2024 before a PHMSA Presiding Official, the PHMSA Southwest Region recommended to remain relatively firm on the NOPV, with only a slightly reduced civil penalty of approximately $2.5 million. The Partnership is challenging this recommendation and filed its response on July 31, 2024.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 and in “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024.

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

3.3*+	Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023
4.1
Fifth Supplemental Indenture, dated as of June 21, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed June 21, 2024)

4.2
Sixth Supplemental Indenture, dated as of June 21, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed June 21, 2024)

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

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Refiled to correct typographical errors and formatting in the previously filed version

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 8, 2024	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer