Form 10-Q
period 2024-09-30
Energy Transfer LP
filed 2024-11-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At November 1, 2024, the registrant had 3,423,916,517 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Bcf	billion cubic feet
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IFERC	Inside FERC’s Gas Market Report
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
MMcf	million cubic feet
NGL	natural gas liquid, such as propane, butane and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer and/or Panhandle Eastern Pipe Line
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer and/or Rover Pipeline
Sea Robin	Sea Robin Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header, LLC
SOFR	Secured Overnight Financing Rate
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer and/or Transwestern Pipeline
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$299	$161
Accounts receivable, net	9,831	9,047
Accounts receivable from related companies	145	101
Inventories	2,502	2,478
Income taxes receivable	58	67
Derivative assets	26	66
Other current assets	475	513
Total current assets	13,336	12,433

Property, plant and equipment	127,804	114,932
Accumulated depreciation and depletion	(32,792)	(29,581)
Property, plant and equipment, net	95,012	85,351

Investments in unconsolidated affiliates	3,268	3,097
Lease right-of-use assets, net	836	826
Other non-current assets, net	1,965	1,733
Intangible assets, net	6,102	6,239
Goodwill	3,910	4,019
Total assets	$124,429	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,327	$6,663
Accounts payable to related companies	55	21
Derivative liabilities	7	8
Operating lease current liabilities	65	56
Accrued and other current liabilities	4,654	3,521
Current maturities of long-term debt	263	1,008
Total current liabilities	12,371	11,277

Long-term debt, less current maturities	58,995	51,380
Non-current derivative liabilities	—	4
Non-current operating lease liabilities	742	778
Deferred income taxes	4,110	3,931
Other non-current liabilities	1,613	1,611

Commitments and contingencies
Redeemable noncontrolling interests	418	778

Equity:
Limited Partners:
Preferred Unitholders	3,892	6,459
Common Unitholders	31,308	30,197
General Partner	(2)	(2)
Accumulated other comprehensive income	42	28
Total partners’ capital	35,240	36,682
Noncontrolling interests	10,940	7,257
Total equity	46,180	43,939
Total liabilities and equity	$124,429	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Refined product sales	$5,566	$6,403	$17,066	$17,691
Crude sales	6,476	6,587	19,872	17,298
NGL sales	4,707	3,760	14,336	11,409
Gathering, transportation and other fees	3,105	2,824	9,031	8,412
Natural gas sales	505	878	1,820	2,462
Other	413	287	1,005	782
Total revenues	20,772	20,739	63,130	58,054
COSTS AND EXPENSES:
Cost of products sold	15,612	16,059	47,818	44,761
Operating expenses	1,358	1,105	3,723	3,224
Depreciation, depletion and amortization	1,324	1,107	3,791	3,227
Selling, general and administrative	297	234	889	700
Impairment losses	—	1	50	12
Total costs and expenses	18,591	18,506	56,271	51,924
OPERATING INCOME	2,181	2,233	6,859	6,130
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(828)	(632)	(2,318)	(1,892)
Equity in earnings of unconsolidated affiliates	102	103	285	286
Loss on extinguishment of debt	—	—	(11)	—
Gain (loss) on interest rate derivatives	(6)	32	6	47
Non-operating litigation-related loss	—	(625)	—	(625)
Gain on sale of Sunoco LP West Texas assets	—	—	598	—
Other, net	74	13	104	37
INCOME BEFORE INCOME TAX EXPENSE	1,523	1,124	5,523	3,983
Income tax expense	89	77	405	256
NET INCOME	1,434	1,047	5,118	3,727
Less: Net income attributable to noncontrolling interests	238	451	1,337	1,080
Less: Net income attributable to redeemable noncontrolling interests	13	12	44	39
NET INCOME ATTRIBUTABLE TO PARTNERS	1,183	584	3,737	2,608
General Partner’s interest in net income	1	—	3	2
Preferred Unitholders’ interest in net income	67	118	294	340
Loss on redemption of preferred units	—	—	54	—
Common Unitholders’ interest in net income	$1,115	$466	$3,386	$2,266
NET INCOME PER COMMON UNIT:
Basic	$0.33	$0.15	$1.00	$0.73
Diluted	$0.32	$0.15	$0.99	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,434	$1,047	$5,118	$3,727
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	4	2	7	2
Actuarial gain related to pension and other postretirement benefit plans	—	—	8	—
Foreign currency translation adjustments	(5)	—	(6)	(5)
Change in other comprehensive income from unconsolidated affiliates	(5)	3	(3)	6
	(6)	5	6	3
Comprehensive income	1,428	1,052	5,124	3,730
Less: Comprehensive income attributable to noncontrolling interests	238	451	1,337	1,080
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	12	44	39
Comprehensive income attributable to partners	$1,177	$589	$3,743	$2,611
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2023	$30,197	$6,459	$(2)	$28	$7,257	$43,939
Distributions to partners	(1,039)	(88)	(1)	—	—	(1,128)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Capital contributions from noncontrolling interests	—	—	—	—	637	637
Other comprehensive income, net of tax	—	—	—	13	—	13
Redemption of Series C and Series D Preferred Units	—	(895)	—	—	—	(895)
Conversion of USAC preferred to USAC common units	—	—	—	—	38	38
Other, net	—	21	—	—	(87)	(66)
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,110	129	1	—	436	1,676
Balance, March 31, 2024	30,268	5,626	(2)	41	7,860	43,793
Distributions to partners	(1,049)	(155)	(1)	—	—	(1,205)
Distributions to noncontrolling interests	—	—	—	—	(496)	(496)
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Redemption of Series A and Series E Preferred Units	—	(1,750)	—	—	—	(1,750)
Conversion of USAC preferred to USAC common units	—	—	—	—	263	263
NuStar acquisition	—	—	—	—	3,651	3,651
Redemption of NuStar preferred units	—	—	—	—	(784)	(784)
Other, net	(20)	33	—	8	3	24
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,215	98	1	—	663	1,977
Balance, June 30, 2024	30,414	3,852	(2)	48	11,160	45,472
Distributions to partners	(1,072)	(27)	(1)	—	—	(1,100)
Distributions to noncontrolling interests	—	—	—	—	(462)	(462)
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
WTG Midstream acquisition	833	—	—	—	—	833
Other, net	18	—	—	—	4	22
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,115	67	1	—	238	1,421
Balance, September 30, 2024	$31,308	$3,892	$(2)	$42	$10,940	$46,180
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

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$5,118	$3,727
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,791	3,227
Deferred income taxes	165	187
Inventory valuation adjustments	99	(113)
Non-cash compensation expense	113	99
Impairment losses	50	12
Loss on extinguishment of debt	11	—
Gain on sale of Sunoco LP West Texas assets	(598)	—
Distributions on unvested awards	(40)	(47)
Equity in earnings of unconsolidated affiliates	(285)	(286)
Distributions from unconsolidated affiliates	263	286
Other non-cash	39	(15)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	190	1,182
Net cash provided by operating activities	8,916	8,259
INVESTING ACTIVITIES:
Cash paid for WTG Midstream acquisition, net of cash received	(2,174)	—
Cash paid by Sunoco LP for acquisitions of terminals, net of cash received	(209)	—
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	(84)	—
Cash received by Sunoco LP from NuStar acquisition	27	—
Cash paid for Lotus Midstream acquisition	—	(930)
Cash paid for other acquisitions, net of cash received	(219)	(111)
Capital expenditures, excluding allowance for equity funds used during construction	(2,692)	(2,430)
Contributions in aid of construction costs	57	38
Contributions to unconsolidated affiliates	(205)	(5)
Distributions from unconsolidated affiliates in excess of cumulative earnings	60	45
Proceeds from sale of Sunoco LP West Texas assets	990	—
Proceeds from sales of other assets	8	31
Other, net	6	1
Net cash used in investing activities	(4,435)	(3,361)
FINANCING ACTIVITIES:
Proceeds from borrowings	26,583	22,912
Repayments of debt	(22,345)	(23,095)
USAC investments in government securities in connection with the legal defeasance of senior notes	(749)	—
Redemption of Series A, Series C, Series D and Series E Preferred Units	(2,645)	—
Sunoco LP redemption of NuStar preferred units	(784)	—
Redemption of Crestwood Niobrara LLC preferred units	(37)	—
Capital contributions from noncontrolling interests	637	3
Capital contributions from redeemable noncontrolling interests	2	—
Distributions to partners	(3,433)	(3,124)
Distributions to noncontrolling interests	(1,379)	(1,290)
Distributions to redeemable noncontrolling interests	(51)	(37)
Debt issuance costs	(142)	(12)
Other, net	—	2
Net cash used in financing activities	(4,343)	(4,641)
Increase in cash and cash equivalents	138	257
Cash and cash equivalents, beginning of period	161	257
Cash and cash equivalents, end of period	$299	$514
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
2.ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS
Energy Transfer’s Acquisition
WTG Midstream
On July 15, 2024, Energy Transfer completed the previously announced acquisition of 100% of the membership interest in WTG Midstream Holdings LLC (“WTG Midstream”). Consideration for the transaction was comprised of $2.28 billion in cash and approximately 50.8 million newly issued Energy Transfer common units, which had a fair value of approximately $833 million.
The acquired assets include approximately 6,000 miles of complementary gas gathering pipelines that extended Energy Transfer’s network in the Midland Basin. Also, as part of the transaction, the Partnership added eight gas processing plants with a total capacity of approximately 1.3 Bcf/d, and two additional processing plants that were under construction at closing. Since closing the transaction, one of these 200 MMcf/d processing plants was placed into service.
The WTG Midstream acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of a third-party valuation specialist, if applicable, and involves the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods.

The following table summarizes the assumed allocation of the purchase price among the assets acquired and liabilities assumed:

At July 15, 2024
Total current assets	$334
Property, plant and equipment, net	3,109
Lease right-of-use assets, net	8
Intangible assets, net	20
Total assets	3,471

Total current liabilities	394
Non-current operating lease liabilities	5
Other non-current liabilities	20
Total liabilities	419

Total consideration	3,052
Cash received	45
Total consideration, net of cash received	$3,007
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
Other Acquisition
On August 30, 2024, Sunoco LP acquired a terminal in Portland, Maine for approximately $24 million, including working capital. The purchase price was primarily allocated to property, plant and equipment.
Sunoco LP’s Divestiture
West Texas Sale
On April 16, 2024, Sunoco LP completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. As a result of the sale, Sunoco LP recorded a $598 million gain ($451 million, net of current tax expense of $178 million and deferred tax benefit of $31 million).
Joint Venture Transaction
Permian Joint Venture
Effective July 1, 2024, Energy Transfer and Sunoco LP formed a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, Sunoco LP contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Energy Transfer holds a 67.5% interest with Sunoco LP holding the remaining 32.5% interest in the joint venture.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2024 or December 31, 2023.
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
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2024	2023
Accounts receivable	$(415)	$(1,125)
Accounts receivable from related companies	(44)	(8)
Inventories	(177)	(3)
Other current assets	82	208
Other non-current assets, net	(99)	(135)
Accounts payable	224	1,076
Accounts payable to related companies	1	(12)
Accrued and other current liabilities	711	562
Other non-current liabilities	(128)	669
Derivative assets and liabilities, net	35	(50)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$190	$1,182

Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2024	2023
Accrued capital expenditures	$585	$354
Lease assets obtained in exchange for new lease liabilities	36	26
Distribution reinvestment	66	70
USAC exercise and conversion of preferred units into common units	301	—
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	749	—
Legal defeasance of USAC senior notes due 2026	725	—
Sunoco LP common units (noncontrolling interest) issued in connection with the NuStar acquisition	2,850	—
4. INVENTORIES
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Natural gas, NGLs and refined products	$1,779	$1,642
Crude oil	65	258
Spare parts and other	658	578
Total inventories	$2,502	$2,478
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of September 30, 2024 and December 31, 2023, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $329 million and $230 million, respectively. For the three and nine months ended September 30, 2024 and 2023, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended September 30, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory valuation adjustments of $197 million and favorable inventory adjustments of $141 million, respectively, related to Sunoco LP’s LIFO inventory. For the nine months ended September 30, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory adjustments of $99 million and favorable inventory adjustments of $113 million, respectively, related to Sunoco LP’s LIFO inventory.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the nine months ended September 30, 2024, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2024
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$5	$5	$—
Swing Swaps IFERC	6	6	—
Fixed Swaps/Futures	11	11	—
Forward Physical Contracts	6	—	6
Power:
Forwards	45	45	—
Futures	10	10	—
NGLs – Forwards/Swaps	259	259	—
Refined Products – Futures	5	5	—
Crude – Forwards/Swaps	19	19	—
Total commodity derivatives	366	360	6
Other non-current assets	34	23	11
Total assets	$400	$383	$17
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(10)	$(10)	$—
Swing Swaps IFERC	(4)	(4)	—
Fixed Swaps/Futures	(6)	(6)	—
Forward Physical Contracts	(3)	—	(3)
Power:
Forwards	(44)	(44)	—
Futures	(8)	(8)	—
NGLs – Forwards/Swaps	(206)	(206)	—
Refined Products – Futures	(6)	(6)	—
Crude – Forwards/Swaps	(31)	(31)	—
Total commodity derivatives	(318)	(315)	(3)
Total liabilities	$(318)	$(315)	$(3)

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$6	$—	$6
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	24	24	—
Swing Swaps IFERC	20	20	—
Fixed Swaps/Futures	77	77	—
Forward Physical Contracts	8	—	8
Power:
Forwards	57	57	—
Futures	8	8	—
NGLs – Forwards/Swaps	336	336	—
Refined Products – Futures	35	35	—
Crude – Forwards/Swaps	45	45	—
Total commodity derivatives	610	602	8
Other non-current assets	31	20	11
Total assets	$647	$622	$25
Liabilities:
Interest rate derivatives	$(4)	$—	$(4)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)	—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(16)	(16)	—
Options – Puts	(2)	(2)	—
Power:
Forwards	(56)	(56)	—
Futures	(8)	(8)	—
NGL/Refined Products Option - Puts	(1)	(1)	—
NGL/Refined Products Option - Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(316)	(316)	—
Refined Products – Futures	(18)	(18)	—
Crude – Forwards/Swaps	(37)	(37)	—
Total commodity derivatives	(460)	(460)	—
Total liabilities	$(464)	$(460)	$(4)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2024 were $60.23 billion and $59.26 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $51.93 billion and $52.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,434	$1,047	$5,118	$3,727
Less: Net income attributable to noncontrolling interests	238	451	1,337	1,080
Less: Net income attributable to redeemable noncontrolling interests	13	12	44	39
Net income, net of noncontrolling interests	1,183	584	3,737	2,608
Less: General Partner’s interest in net income	1	—	3	2
Less: Preferred Unitholders’ interest in net income	67	118	294	340
Less: Loss on redemption of preferred units	—	—	54	—
Common Unitholders’ interest in net income	$1,115	$466	$3,386	$2,266
Basic Income per Common Unit:
Weighted average common units	3,415.2	3,144.0	3,384.9	3,122.3
Basic income per common unit	$0.33	$0.15	$1.00	$0.73
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,115	$466	$3,386	$2,266
Dilutive effect of equity-based compensation of subsidiaries (1)	—	1	1	2
Diluted income attributable to Common Unitholders	$1,115	$465	$3,385	$2,264
Weighted average common units	3,415.2	3,144.0	3,384.9	3,122.3
Dilutive effect of unvested restricted unit awards (1)	26.0	23.7	25.8	23.6
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,441.2	3,167.7	3,410.7	3,145.9
Diluted income per common unit	$0.32	$0.15	$0.99	$0.72
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
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% senior notes due April 2024 using proceeds from member contributions, which included $637 million reflected as capital contributions from noncontrolling interests recorded in the Partnership’s consolidated financial statements.

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
Energy Transfer June 2024 Notes Issuance
In June 2024, the Partnership issued $1.00 billion aggregate principal amount of 5.25% senior notes due 2029, $1.25 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 billion aggregate principal amount of 6.05% senior notes due 2054 and $400 million aggregate principal amount of 7.125% fixed-to-fixed reset rate junior subordinated notes due 2054. The Partnership used part of the net proceeds to redeem its outstanding Series A Preferred Units. It also used the net proceeds to fund a portion of its previously announced acquisition of WTG Midstream, refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, and for general partnership purposes.
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
Current Maturities of Long-Term Debt
As of September 30, 2024, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $175 million aggregate principal amount of Transwestern’s 5.66% senior notes due December 2024 and Sunoco LP’s $75 million aggregate principal amount of Series 2011 GoZone Bonds with a mandatory purchase date of June 1, 2025.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures in April 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of September 30, 2024, the Five-Year Credit Facility had $1.63 billion of outstanding borrowings, $1.58 billion of which consisted of commercial paper. The amount available for future borrowings was $3.34 billion, after accounting for outstanding letters of credit in the amount of $31 million. The weighted average interest rate on the total amount outstanding as of September 30, 2024 was 5.04%.

Sunoco LP Facilities
As of September 30, 2024, Sunoco LP’s credit facility had $50 million of outstanding borrowings and $28 million in standby letters of credit and matures in May 2029 (as amended in May 2024). The amount available for future borrowings at September 30, 2024 was $1.42 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2024 was 7.30%.
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2024, this facility had no outstanding borrowings.
USAC Credit Facility
As of September 30, 2024, USAC’s credit facility, which matures in December 2026, had $803 million of outstanding borrowings and $1 million outstanding letters of credit. As of September 30, 2024, USAC’s credit facility had $796 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $642 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of September 30, 2024 was 7.50%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2024. For the quarter ended September 30, 2024, our leverage ratio, as calculated pursuant to the covenant related to our Five-Year Credit Facility, was 3.21x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of September 30, 2024 and December 31, 2023 included a balance of $169 million and $476 million, respectively, related to the USAC Series A preferred units; $225 million and $280 million, respectively, related to Crestwood Niobrara LLC preferred units; and $24 million and $22 million, respectively, related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
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

9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the nine months ended September 30, 2024 were as follows:

Number of Units
Number of common units at December 31, 2023	3,367.5
Common units issued under the distribution reinvestment plan	4.3
Common units vested under equity incentive plans and other	1.1
Common units issued in connection with acquisition of WTG Midstream	50.8
Number of common units at September 30, 2024	3,423.7
Energy Transfer Repurchase Program
During the nine months ended September 30, 2024, Energy Transfer did not repurchase any of its common units under its current buyback program. As of September 30, 2024, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the nine months ended September 30, 2024, distributions of $66 million were reinvested under the distribution reinvestment program. As of September 30, 2024, a total of 40 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
September 30, 2024	November 8, 2024	November 19, 2024	0.3225
Energy Transfer Preferred Units
As of September 30, 2024, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. In addition, as of December 31, 2023, Energy Transfer’s outstanding preferred units also included the Series A Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, all of which were redeemed in 2024.

The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
Distributions to partners	(24)	(18)	(11)	(11)	(15)	—	—	—	(9)	(88)
Redemption of preferred units	—	—	(450)	(445)	—	—	—	—	—	(895)
Other, net	—	—	11	10	—	—	—	—	—	21
Net income	23	9	12	11	15	8	27	15	9	129
Balance, March 31, 2024	947	547	—	—	786	504	1,515	908	419	5,626
Distributions to partners	(32)	—	—	—	(15)	(17)	(53)	(29)	(9)	(155)
Redemption of preferred units	(950)	—	—	—	(800)	—	—	—	—	(1,750)
Other, net	13	—	—	—	20	—	—	—	—	33
Net income	22	9	—	—	9	9	26	14	9	98
Balance, June 30, 2024	—	556	—	—	—	496	1,488	893	419	3,852
Distributions to partners	—	(18)	—	—	—	—	—	—	(9)	(27)
Net income	—	9	—	—	—	8	26	15	9	67
Balance, September 30, 2024	$—	$547	$—	$—	$—	$504	$1,514	$908	$419	$3,892

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	18	9	8	9	15	8	27	15	109
Balance, March 31, 2023	946	547	440	434	786	504	1,515	908	6,080
Distributions to partners	(21)	—	(8)	(9)	(15)	(16)	(53)	(29)	(151)
Net income	22	9	9	9	15	8	26	15	113
Balance, June 30, 2023	947	556	441	434	786	496	1,488	894	6,042
Distributions to partners	(22)	(20)	(12)	(8)	(15)	—	—	—	(77)
Net income	23	10	11	10	15	8	27	14	118
Balance, September 30, 2023	$948	$546	$440	$436	$786	$504	$1,515	$908	$6,083
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2023	February 1, 2024	February 15, 2024	$24.710	$33.125	$0.6075	$0.6199	$0.475	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.992	—	—	—	0.475	33.750	35.630	32.500	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.879	33.125	—	—	—	—	—	—	0.2111
September 30, 2024	November 1, 2024	November 15, 2024	—	—	—	—	—	33.750	35.630	32.500	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended September 30, 2024, the cash distribution for the Series I Preferred Units will be paid on November 14, 2024 to unitholders of record as of the close of business on November 4, 2024. For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units was paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.

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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.8420
March 31, 2024	May 13, 2024	May 20, 2024	0.8756
June 30, 2024	August 9, 2024	August 19, 2024	0.8756
September 30, 2024	November 8, 2024	November 19, 2024	0.8756
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	January 22, 2024	February 2, 2024	$0.525
March 31, 2024	April 22, 2024	May 3, 2024	0.525
June 30, 2024	July 22, 2024	August 2, 2024	0.525
September 30, 2024	October 21, 2024	November 1, 2024	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2024	December 31, 2023
Available-for-sale securities	$20	$13
Foreign currency translation adjustment	(11)	(5)
Actuarial gains related to pensions and other postretirement benefits	22	6
Investments in unconsolidated affiliates, net	11	14
Total AOCI included in partners’ capital, net of tax	$42	$28
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
FERC Proceedings
Rover – FERC – Stoneman House
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
On September 13, 2023, the Federal District Court ordered that the Federal District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the Federal District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and the Federal District Court proceedings were stayed pending resolution of the case pending before the United States Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and District Court proceedings remain stayed at this time. Energy Transfer and Rover intend to vigorously defend this claim.
Rover – FERC – Tuscarawas
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the United States Court of Appeals for the District of Columbia for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ROW expense	$23	$20	$50	$46
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
As of September 30, 2024 and December 31, 2023, accruals of approximately $259 million and $285 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $125 million.
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
Standing Rock Sioux Tribe in Federal Court in District of Columbia
Dakota Access is the subject of litigation in the U.S. District Court for the District of Columbia. The Standing Rock Sioux Tribe (“SRST”) sued the United States Army Corps of Engineers (“USACE”) arguing that the USACE’s alleged failure to stop Dakota Access from operating violates numerous laws, including the Mineral Leasing Act, the Government Acquisition and Streamlining Act, NEPA, the Clean Water Act, the National Historic Preservation Act, the Administrative Procedure Act as well as the 1868 Fort Laramie Treaty. The SRST requests a permanent injunction or writ of mandamus that would compel the USACE to shut Dakota Access down pending the completion of the USACE’s Environmental Impact Statement (“EIS”) and decision on whether to grant Dakota Access an easement under the Mineral Leasing Act.
On October 15, 2024, the SRST filed the above referenced complaint. A summons to the USACE was issued on October 17, 2024. As of this date, no further substantive activity has occurred in the new case. Dakota Access intends to intervene in that lawsuit at the appropriate time.
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
Williams Antitrust Litigation
On June 28, 2024, Louisiana Energy Gateway LLC, The Williams Companies, Inc., and Williams Fields Services Group, LLC (“Williams”) filed a Petition for Damages against Energy Transfer and Gulf Run Transmission, LLC (“Gulf Run”) in the 42nd Judicial District Court, Parish of DeSoto, State of Louisiana, alleging that Energy Transfer and/or Gulf Run have monopolized, conspired to monopolize, and/or attempted to monopolize the relevant product and geographic market for the movement of natural gas from the Haynesville Shale in northwestern Louisiana south to natural gas facilities in the Louisiana Gulf Coast (the “Relevant Market”), engaged in acquisitions that have directly enabled and incentivized to substantially lessen competition, and engaged in unfair methods of competition and unfair trade practices.
On September 16, 2024, Energy Transfer and Gulf Run removed the case to the U.S. District Court for the Western District of Louisiana. On October 4, 2024, Williams filed a Motion to Remand, seeking to remand the case back to the 42nd Judicial District Court. On October 21, 2024, Energy Transfer and Gulf Run filed a consent to remand based on a subsequent change in circumstances. The federal court has not yet remanded the case to the 42nd Judicial District Court. Energy Transfer and Gulf Run’s responsive pleading will be due after the case is remanded. In addition, discovery has not commenced, and the case has not yet been set for trial.
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
As of September 30, 2024, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
Rover – State of Ohio
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio has the right to appeal this decision to the Ohio State Supreme Court. Energy Transfer and Rover intend to vigorously defend this claim.
Unitholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current officers and members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et al., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall S. McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019. On January 19, 2024, the defendants filed a motion for summary judgment on all of the claims asserted in ACERS’ amended complaint, and ACERS filed a motion for partial summary judgment. The Court heard oral argument on the parties’ motions for summary judgment on July 15, 2024. On August 8, 2024, the Court ruled on the parties’ cross motions for summary judgment. The Court granted defendants’ motion in part, entering judgment for defendants on loss causation for two categories of challenged statements, thereby significantly reducing the class period and potential damages. The Court also granted plaintiffs’ motion for partial summary judgment in part, entering judgment for plaintiffs on the elements of falsity and the scienter of certain individuals as to four of the challenged statements.
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

At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Plaintiffs is approximately $104 million in actual damages and $75 million in punitive damages. ETMT has appealed the entirety of the judgment to the Tenth Circuit. Oral argument will take place at the Tenth Circuit on November 20, 2024.
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

On September 20, 2023, the Court held oral argument on the various Motions for Summary Judgment. Following oral argument, on September 26, 2023, the Court ruled on each of the Motions. The Court denied Defendants’ Traditional Motion for Partial Summary Judgment Regarding Fraud, Defendants’ No Evidence Motion for Summary Judgment Regarding Plaintiffs’ Fraud and Alter Ego Claims, Defendants’ Traditional and No Evidence Motion for Partial Summary Judgment Regarding Damages and Rescission, and Plaintiff ETC Texas Pipeline, Ltd.’s Traditional Motion for Partial Summary Judgment on Breach of Contract and Declaratory Judgment. The Court granted Culberson Midstream, LLC’s Traditional Motion for Partial Summary Judgment Seeking Dismissal of Plaintiffs’ Breach of Contract and Declaratory Judgment Claims and Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC’s Motion for Partial Summary Judgment Regarding Breach of the Option Agreement. On June 26, 2024, the Fifth Court of Appeals (Dallas) denied Defendants’ motion seeking permission to allow an interlocutory appeal of the order denying their Traditional Motion for Partial Summary Judgment Regarding Fraud. Subsequently, Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC moved for reconsideration of their Motion for Summary Judgment on Fraud in the trial court, and a hearing on that motion was held on July 25, 2024. That motion remains pending. Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC additionally have appealed the Court of Appeals’ denial of their permissive interlocutory appeal to the Texas Supreme Court. At the Texas Supreme Court’s request, Energy Transfer filed briefing on this matter on October 14, 2024. That appeal remains pending.
Discovery has closed in this matter. On October 1, 2024, Plaintiff Energy Transfer filed a notice of removal of the lawsuit to the Dallas division of the Texas Business Court. After briefing from both parties regarding the propriety of such removal, the Business Court remanded the case to state court in Dallas County on October 31, 2024. Trial on Plaintiff Energy Transfer LP’s fraud claim remains set for trial in the 193rd District Court for January 21, 2025. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
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
Trial was held in June 2022, and a final judgment was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgment interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. Crestwood has insurance coverage related to certain pre-judgment interest awards but has not recorded a receivable related to any potential insurance recovery on June 30, 2023. On January 9, 2023, Crestwood paid approximately $21.2 million to the Court Registry under protest to mitigate the impact of post-judgment interest. Crestwood filed a Notice of Appeal on January 13, 2023, and filed its Appellate Brief on September 29, 2023. Linde’s response was filed on February 8, 2024. Oral argument was held on September 26, 2024 and an opinion is expected in early 2025. Crestwood is unable to predict the ultimate outcome on the appeal related to this matter.
State of Oklahoma Attorney General – Winter Storm Uri
On April 10, 2024, the State of Oklahoma, through Attorney General Gentner Drummond, filed a petition on behalf of Grand River Dam Authority against Defendants ET Gathering & Processing, LLC, successor by merger to Enable Midstream Partners, LP, Enable Oklahoma Intrastate Transmission, LLC, Enable Gas Transmission, LLC and Enable Energy Resources, LLC arising out of Winter Storm Uri in February 2021. Specifically, plaintiff alleges that defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for breach of contract, unjust enrichment, fraud, bad faith, conspiracy and negligence. Plaintiff’s petition seeks actual damages, punitive damages, treble damages and attorney’s fees and costs. However, the actual amount sought was not specified.
On June 3, 2024, defendants filed a Motion to Dismiss and, alternatively, a Motion to Transfer Venue, along with a Brief in Support. In its Motion to Dismiss, defendants argued that plaintiff’s petition fails to state a claim upon which relief can be granted and also that such claims should be dismissed because collateral estoppel bars plaintiff from bringing allegations inconsistent with earlier agency and judicial findings that the extreme cold weather—not defendants’ conduct—caused the natural gas shortage and resulting high prices during Winter Storm Uri. Defendants also argued that plaintiff’s suit should be dismissed for filing suit in the wrong forum or, alternatively, should be transferred to the correct county of venue (Oklahoma County). Plaintiff filed its response brief on July 12, 2024. A hearing on both motions was held on October 15, 2024, and the parties are currently awaiting the Judge’s ruling on the motions.
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
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations. Based on discussions with the IRS, USAC has estimated a potential range of loss up to $28 million, including interest. Once a final partnership imputed underpayment, if any, is determined, USAC’s general partner may either elect to pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each USAC unitholder, and former USAC unitholder, as applicable, with respect to an audited and adjusted return.
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

USAC – Oklahoma Tax Commission
USAC is currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). In August 2024, the administrative law judge (“ALJ”) assigned by the OTC accepted USAC’s position that the transactions are not taxable. The OTC subsequently requested a motion for reconsideration, which was denied by the ALJ. The OTC has requested an “en banc” hearing from the OTC Commissioners, which request is pending. The OTC also has other legal options to challenge this decision; accordingly, a final resolution remains pending. If USAC ultimately loses the current and all subsequent legal challenges, USAC estimates that the range of losses it could incur is up to $30 million, including penalties and interest.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2024, the Partnership had been named as a PRP at approximately 32 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2024	December 31, 2023
Current	$51	$42
Non-current	221	235
Total environmental liabilities	$272	$277
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
During the nine months ended September 30, 2024 and 2023, the Partnership recorded $7 million and $23 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$749
Additions	902
Revenue recognized	(932)
Balance, September 30, 2024	$719

Balance, December 31, 2022	$615
Additions	794
Revenue recognized	(836)
Balance, September 30, 2023	$573
The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	September 30, 2024	December 31, 2023
Contract assets	$284	$256
Accounts receivable from contracts with customers	775	809
Contract liabilities	44	—
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
As of September 30, 2024, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $38.54 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2024
	(remainder)	2025	2026	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2024	$2,086	$7,189	$6,644	$22,617	$38,536

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

The following table details our outstanding commodity-related derivatives:

	September 30, 2024		December 31, 2023
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	1,820	2024-2026	5,247	2024-2026
Basis Swaps IFERC/NYMEX	83,845	2024-2027	(46,975)	2024-2025
Swing Swaps	36,503	2024-2025	(97,728)	2024-2025
Options – Puts	—	2024	1,900	2024
Options – Calls	500	2024	250	2024
Forward Physical Contracts	2,138	2024-2026	(1,751)	2024-2026
Power (Megawatt):
Forwards	101,440	2024-2029	155,600	2024-2029
Futures	27,323	2024-2026	(464,897)	2024
Options – Puts	—	2024-2025	136,000	2024
Options – Calls	(33,600)	2024-2025	—	—
Crude (MBbls):
Forwards/Swaps	(856)	2024-2026	(2,674)	2024-2025
Options – Puts	—	—	(15)	2024
Options – Calls	—	—	(20)	2024
NGL/Refined Products (MBbls):
Forward/Swaps	(15,745)	2024-2027	(13,870)	2024-2027
Options – Puts	(12)	2024-2026	121	2024-2026
Options – Calls	(21)	2024-2026	(43)	2024-2026
Futures	(3,528)	2024-2026	(4,548)	2024-2025
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(49,858)	2024-2025	(39,013)	2024
Fixed Swaps/Futures	(49,858)	2024-2025	(39,013)	2024
Hedged Item – Inventory	49,858	2024-2025	39,013	2024
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
The following table summarizes USAC’s interest rate swap which is no longer outstanding as of September 30, 2024, and which was not designated as a hedge for accounting purposes:

Term	Type	Notional Amount Outstanding
		September 30, 2024	December 31, 2023
December 2025 (1)	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$—	$700
(1)In August 2024, USAC elected to terminate the outstanding interest rate swap.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$6	$51	$(7)	$(6)
	6	51	(7)	(6)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	281	427	(251)	(374)
Commodity derivatives	79	132	(60)	(80)
Interest rate derivatives	—	6	—	(4)
	360	565	(311)	(458)
Total derivatives	$366	$616	$(318)	$(464)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$6	$—	$(4)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	79	132	(60)	(80)
Broker cleared derivative contracts	Other current assets (liabilities)	287	478	(258)	(380)
Total gross derivatives		366	616	(318)	(464)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(53)	(72)	53	72
Counterparty netting	Other current assets (liabilities)	(237)	(368)	237	368
Total net derivatives		$76	$176	$(28)	$(24)
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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$163	$(162)	$148	$(112)
Interest rate derivatives	Gain on interest rate derivatives	(6)	32	6	47
Total		$157	$(130)	$154	$(65)
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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$622	$880	$2,010	$2,424
Intersegment revenues	56	93	223	646
	678	973	2,233	3,070
Interstate transportation and storage:
Revenues from external customers	568	562	1,676	1,720
Intersegment revenues	7	9	20	35
	575	571	1,696	1,755
Midstream:
Revenues from external customers	1,064	775	2,646	2,370
Intersegment revenues	1,694	2,002	5,393	5,629
	2,758	2,777	8,039	7,999
NGL and refined products transportation and services:
Revenues from external customers	5,017	4,369	15,598	13,210
Intersegment revenues	836	891	2,576	2,654
	5,853	5,260	18,174	15,864
Crude oil transportation and services:
Revenues from external customers	7,294	7,289	22,294	19,321
Intersegment revenues	15	—	25	1
	7,309	7,289	22,319	19,322
Investment in Sunoco LP:
Revenues from external customers	5,738	6,317	17,406	17,395
Intersegment revenues	13	3	18	32
	5,751	6,320	17,424	17,427
Investment in USAC:
Revenues from external customers	227	212	680	605
Intersegment revenues	13	5	25	16
	240	217	705	621
All other:
Revenues from external customers	242	335	820	1,009
Intersegment revenues	137	109	320	378
	379	444	1,140	1,387
Eliminations	(2,771)	(3,112)	(8,600)	(9,391)
Total revenues	$20,772	$20,739	$63,130	$58,054

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA:
Intrastate transportation and storage	$329	$244	$1,095	$869
Interstate transportation and storage	460	491	1,335	1,468
Midstream	816	631	2,205	1,851
NGL and refined products transportation and services	1,012	1,076	3,071	2,852
Crude oil transportation and services	768	706	2,417	1,906
Investment in Sunoco LP	456	257	1,018	728
Investment in USAC	146	130	429	373
All other	(28)	6	29	49
Adjusted EBITDA (consolidated)	$3,959	$3,541	$11,599	$10,096

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,434	$1,047	$5,118	$3,727
Depreciation, depletion and amortization	1,324	1,107	3,791	3,227
Interest expense, net of interest capitalized	828	632	2,318	1,892
Income tax expense	89	77	405	256
Impairment losses	—	1	50	12
(Gain) loss on interest rate derivatives	6	(32)	(6)	(47)
Non-cash compensation expense	37	35	113	99
Unrealized (gain) loss on commodity risk management activities	(53)	107	50	182
Inventory valuation adjustments (Sunoco LP)	197	(141)	99	(113)
Loss on extinguishment of debt	—	—	11	—
Adjusted EBITDA related to unconsolidated affiliates	181	182	522	514
Equity in earnings of unconsolidated affiliates	(102)	(103)	(285)	(286)
Non-operating litigation-related loss	—	625	—	625
Gain on sale of West Texas assets (Sunoco LP)	—	—	(598)	—
Other, net	18	4	11	8
Adjusted EBITDA (consolidated)	$3,959	$3,541	$11,599	$10,096

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
RECENT DEVELOPMENTS
Energy Transfer’s Acquisition
WTG Midstream
On July 15, 2024, Energy Transfer completed the previously announced acquisition of 100% of the membership interest in WTG Midstream Holdings LLC (“WTG Midstream”). Consideration for the transaction was comprised of $2.28 billion in cash and approximately 50.8 million newly issued Energy Transfer common units, which had a fair value of approximately $833 million. Energy Transfer granted customary registration rights to the sellers and certain of their affiliates and designees in connection with the transaction.
The acquired assets include approximately 6,000 miles of complementary gas gathering pipelines that extended Energy Transfer’s network in the Midland Basin. Also, as part of the transaction, the Partnership added eight gas processing plants with a total capacity of approximately 1.3 Bcf/d, and two additional processing plants that were under construction at closing. Since closing the transaction, one of these 200 MMcf/d processing plants was placed into service.
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
Other Acquisition
On August 30, 2024, Sunoco LP acquired a terminal in Portland, Maine for approximately $24 million, including working capital.

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
Joint Venture Transaction
Permian Joint Venture
Effective July 1, 2024, Energy Transfer and Sunoco LP formed a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, Sunoco LP contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Energy Transfer holds a 67.5% interest with Sunoco LP holding the remaining 32.5% interest in the joint venture.
Quarterly Cash Distribution
In October 2024, Energy Transfer announced a quarterly distribution of $0.3225 per unit ($1.29 annualized) on Energy Transfer common units for the quarter ended September 30, 2024.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the United States Court of Appeals for the District of Columbia for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders.
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
Air Quality Standards
In 2023, the United States Environmental Protection Agency (“EPA”) finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026.
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
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$329	$244	$85	$1,095	$869	$226
Interstate transportation and storage	460	491	(31)	1,335	1,468	(133)
Midstream	816	631	185	2,205	1,851	354
NGL and refined products transportation and services	1,012	1,076	(64)	3,071	2,852	219
Crude oil transportation and services	768	706	62	2,417	1,906	511
Investment in Sunoco LP	456	257	199	1,018	728	290
Investment in USAC	146	130	16	429	373	56
All other	(28)	6	(34)	29	49	(20)
Adjusted EBITDA (consolidated)	$3,959	$3,541	$418	$11,599	$10,096	$1,503

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,434	$1,047	$387	$5,118	$3,727	$1,391
Depreciation, depletion and amortization	1,324	1,107	217	3,791	3,227	564
Interest expense, net of interest capitalized	828	632	196	2,318	1,892	426
Income tax expense	89	77	12	405	256	149
Impairment losses	—	1	(1)	50	12	38
(Gain) loss on interest rate derivatives	6	(32)	38	(6)	(47)	41
Non-cash compensation expense	37	35	2	113	99	14
Unrealized (gain) loss on commodity risk management activities	(53)	107	(160)	50	182	(132)
Inventory valuation adjustments (Sunoco LP)	197	(141)	338	99	(113)	212
Loss on extinguishment of debt	—	—	—	11	—	11
Adjusted EBITDA related to unconsolidated affiliates	181	182	(1)	522	514	8
Equity in earnings of unconsolidated affiliates	(102)	(103)	1	(285)	(286)	1
Non-operating litigation-related loss	—	625	(625)	—	625	(625)
Gain on sale of West Texas assets (Sunoco LP)	—	—	—	(598)	—	(598)
Other, net	18	4	14	11	8	3
Adjusted EBITDA (consolidated)	$3,959	$3,541	$418	$11,599	$10,096	$1,503
Net Income. For the three months ended September 30, 2024 compared to the same period last year, net income increased $387 million, or approximately 37%, primarily due to the recognition of a $625 million non-operating litigation-related loss in the prior period. This impact was partially offset by an increase in interest expense, as well as changes in Segment Adjusted EBITDA, as discussed below.
For the nine months ended September 30, 2024 compared to the same period last year, net income increased $1.39 billion, or approximately 37%, primarily due to the recognition of a $598 million gain on Sunoco LP’s sale of its West Texas assets in the current period, as well as the recognition of a $625 million non-operating litigation-related loss in the prior period. The change in net income also reflected higher segment margin from multiple segments, partially offset by increases in operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization, impairment losses, interest expense and income tax expense; these changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three months ended September 30, 2024 compared to the same period last year, Adjusted EBITDA increased primarily due to the impacts of recently acquired assets, as well as higher volumes in our midstream segment and higher pipeline optimization in our intrastate transportation and storage segment.
For the nine months ended September 30, 2024 compared to the same period last year, the increase in Adjusted EBITDA reflected higher earnings from multiple segments, primarily due to the impacts of recently acquired assets.
Additional discussion on the changes impacting net income and Adjusted EBITDA for the three and nine months ended September 30, 2024 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2024 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and nine months ended September 30, 2024 compared to the same periods last year primarily due to higher aggregate debt balances as a result of recent acquisitions and an increase in Sunoco LP’s debt, including the impact of the NuStar acquisition, as well as higher interest rates on floating rate and recently refinanced debt.

Income Tax Expense. For the three and nine months ended September 30, 2024 compared to the same periods last year, income tax expense increased due to the taxable gain recognized by a corporate subsidiary of Sunoco LP on its sale of West Texas assets.
Impairment Losses. For the nine months ended September 30, 2024, impairment losses were related to Sunoco LP’s termination of a lease in June 2024. For the three months ended September 30, 2023, impairment losses included a total of $1 million recognized by USAC related to its compression equipment. For the nine months ended September 30, 2023, impairment losses included a total of $12 million recognized by USAC related to its compression equipment.
(Gain) loss on Interest Rate Derivatives. Gains and losses on interest rate derivatives resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory valuation adjustments of $197 million and favorable inventory adjustments of $141 million, respectively, related to Sunoco LP’s LIFO inventory. For the nine months ended September 30, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory adjustments of $99 million and favorable inventory adjustments of $113 million, respectively, related to Sunoco LP’s LIFO inventory.
Loss on Extinguishment of Debt. For the nine months ended September 30, 2024, the loss on extinguishment of debt included a $4 million loss on Energy Transfer’s redemption of its $450 million aggregate principal amount of 8.00% senior notes due April 2029, a $2 million loss recognized by Sunoco LP and a $5 million loss related to USAC’s redemption of its $725 million aggregate principal amount of 6.875% senior notes due 2026.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Non-Operating Litigation-Related Loss. Non-operating litigation-related loss recognized in the three and nine months ended September 30, 2023 represents the loss associated with The Williams Companies, Inc. litigation.
Gain on sale of West Texas Assets. The gain on sale of West Texas assets was related to the gain recognized by Sunoco LP on its sale of convenience stores to 7-Eleven Inc.
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$41	$39	$2	$105	$110	$(5)
MEP	16	21	(5)	47	68	(21)
White Cliffs	4	2	2	14	5	9
Explorer	11	10	1	26	27	(1)
SESH	12	8	4	32	22	10
Other	18	23	(5)	61	54	7
Total equity in earnings of unconsolidated affiliates	$102	$103	$(1)	$285	$286	$(1)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$89	$86	$3	$252	$250	$2
MEP	25	30	(5)	73	94	(21)
White Cliffs	9	7	2	28	19	9
Explorer	17	16	1	41	42	(1)
SESH	13	12	1	39	32	7
Other	28	31	(3)	89	77	12
Total Adjusted EBITDA related to unconsolidated affiliates	$181	$182	$(1)	$522	$514	$8

Distributions received from unconsolidated affiliates:
Citrus	$—	$53	$(53)	$94	$123	$(29)
MEP	16	25	(9)	63	89	(26)
White Cliffs	9	7	2	30	18	12
Explorer	11	10	1	29	29	—
SESH	15	8	7	47	25	22
Other	20	19	1	60	47	13
Total distributions received from unconsolidated affiliates	$71	$122	$(51)	$323	$331	$(8)
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Natural gas transported (BBtu/d)	13,214	15,123	(1,909)	13,510	15,011	(1,501)
Withdrawals from storage natural gas inventory (BBtu)	2,325	—	2,325	10,555	8,400	2,155
Revenues	$678	$973	$(295)	$2,233	$3,070	$(837)
Cost of products sold	272	664	(392)	964	2,119	(1,155)
Segment margin	406	309	97	1,269	951	318
Unrealized (gains) losses on commodity risk management activities	(11)	14	(25)	24	144	(120)
Operating expenses, excluding non-cash compensation expense	(61)	(71)	10	(180)	(207)	27
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(13)	2	(37)	(38)	1
Adjusted EBITDA related to unconsolidated affiliates	6	6	—	18	19	(1)
Other	—	(1)	1	1	—	1
Segment Adjusted EBITDA	$329	$244	$85	$1,095	$869	$226
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, transported volumes of gas on our Texas intrastate pipelines decreased primarily due to less third-party transportation and decreased gas production from the Haynesville area. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Transportation fees	$207	$211	$(4)	$651	$636	$15
Natural gas sales and other (excluding unrealized gains and losses)	165	65	100	563	311	252
Retained fuel (excluding unrealized gains and losses)	8	19	(11)	25	49	(24)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	15	28	(13)	54	99	(45)
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	11	(14)	25	(24)	(144)	120
Total segment margin	$406	$309	$97	$1,269	$951	$318
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $100 million in realized natural gas sales and other primarily due to higher pipeline optimization from physical sales; and
•a decrease of $10 million in operating expenses primarily due to a change related to fuel consumption that is offset in cost of products sold in 2024; partially offset by
•a decrease of $13 million in storage margin primarily due to the timing of financial gains;
•a decrease of $11 million in retained fuel margin primarily due to a change related to fuel consumption that is offset in operating expenses in 2024; and
•a decrease of $4 million in transportation fees primarily due to a contract expiration on our Louisiana system.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $252 million in realized natural gas sales and other primarily due to higher pipeline optimization from physical sales and settled derivatives;
•a decrease of $27 million in operating expenses primarily due to a change related to fuel consumption that is offset in cost of products sold in 2024 and lower compressor rental expense; and
•an increase of $15 million in transportation fees primarily due to the recovery of certain fees earned in a prior period on our Texas system; partially offset by
•a decrease of $45 million in storage margin primarily due to lower storage optimization from settled derivatives; and
•a decrease of $24 million in retained fuel margin primarily due to a change related to fuel consumption that is offset in operating expenses in 2024.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Natural gas transported (BBtu/d)	16,616	16,237	379	16,826	16,424	402
Natural gas sold (BBtu/d)	39	40	(1)	27	27	—
Revenues	$575	$571	$4	$1,696	$1,755	$(59)
Cost of products sold	3	2	1	6	5	1
Segment margin	572	569	3	1,690	1,750	(60)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(203)	(178)	(25)	(616)	(567)	(49)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(34)	(30)	(4)	(99)	(89)	(10)
Adjusted EBITDA related to unconsolidated affiliates	125	129	(4)	361	374	(13)
Other	—	1	(1)	(1)	—	(1)
Segment Adjusted EBITDA	$460	$491	$(31)	$1,335	$1,468	$(133)
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, transported volumes increased primarily due to more capacity sold and higher utilization on our Panhandle, Trunkline and Gulf Run systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•an increase of $25 million in operating expenses primarily due to a $10 million one-time benefit recorded in the third quarter of 2023 which reduced operating expense, a $6 million increase in maintenance project costs, a $3 million increase from the revaluation of system gas and an aggregate increase of $5 million in employee costs and office expense;
•an increase of $4 million in selling, general and administrative expenses primarily due to higher professional fees and higher overhead costs; and
•a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower revenue on our Midcontinent Express Pipeline joint venture; partially offset by
•an increase of $3 million in segment margin primarily due to a $23 million increase resulting from a rate adjustment in 2023 related to the conclusion of a rate case on our Panhandle system, partially offset by an $11 million decrease due to lower interruptible utilization, a $7 million decrease in transportation revenue from several of our interstate pipeline systems due to lower contracted volumes at lower rates and a $5 million decrease due to lower market prices on the sale of operational gas.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $60 million in segment margin primarily due to a $36 million decrease due to lower market prices on the sale of operational gas, a $16 million decrease in interruptible utilization and a $9 million decrease in parking revenue;
•an increase of $49 million in operating expenses primarily due to a $32 million increase in maintenance project costs, a $12 million increase in employee related costs, a $6 million increase from the revaluation of system gas and an aggregate $8 million increase in transportation expense, outside services and office expense. These increases were partially offset by an aggregate $9 million decrease in ad valorem taxes, electricity and storage expenses;
•an increase of $10 million in selling, general and administrative expenses primarily due to higher professional fees, overhead and employee related costs; and
•a decrease of $13 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower revenue on our Midcontinent Express Pipeline joint venture.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Gathered volumes (BBtu/d)	21,027	19,825	1,202	20,132	19,808	324
NGLs produced (MBbls/d)	1,094	869	225	980	848	132
Equity NGLs (MBbls/d)	65	42	23	58	41	17
Revenues	$2,758	$2,777	$(19)	$8,039	$7,999	$40
Cost of products sold	1,551	1,808	(257)	4,727	5,124	(397)
Segment margin	1,207	969	238	3,312	2,875	437
Operating expenses, excluding non-cash compensation expense	(411)	(294)	(117)	(1,055)	(890)	(165)
Selling, general and administrative expenses, excluding non-cash compensation expense	(57)	(50)	(7)	(144)	(152)	8
Adjusted EBITDA related to unconsolidated affiliates	6	5	1	18	14	4
Other	71	1	70	74	4	70
Segment Adjusted EBITDA	$816	$631	$185	$2,205	$1,851	$354
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, gathered volumes increased primarily due to recently acquired assets and higher volumes in the Permian region. NGL production increased primarily due to recently acquired assets and increased Permian plant utilization.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $254 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region; and
•an increase of $70 million in other income due to the recognition of proceeds from a business interruption claim; partially offset by
•an increase of $117 million in operating expenses primarily due to a $108 million increase related to recent acquisitions and assets placed in service and a $9 million increase in employee costs;
•a decrease of $16 million in segment margin due to lower natural gas prices; and
•an increase of $7 million in selling, general and administrative expenses primarily due to higher insurance expenses.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $458 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $70 million in other income due to the recognition of proceeds from a business interruption claim;
•a decrease of $8 million in selling, general and administrative expenses primarily due to one-time expenses in the prior period; and
•an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets; partially offset by
•an increase of $165 million in operating expenses primarily due to a $159 million increase related to recent acquisitions and assets placed in service and a $22 million increase in employee costs, partially offset by an $8 million decrease in environmental reserves and a $6 million decrease in compressor rental expense; and
•a decrease of $21 million in segment margin due to lower natural gas prices of $52 million, partially offset by higher NGL prices of $31 million.

NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
NGL transportation volumes (MBbls/d)	2,237	2,161	76	2,187	2,101	86
Refined products transportation volumes (MBbls/d)	574	551	23	583	535	48
NGL and refined products terminal volumes (MBbls/d)	1,505	1,475	30	1,470	1,425	45
NGL fractionation volumes (MBbls/d)	1,152	1,029	123	1,099	985	114
Revenues	$5,853	$5,260	$593	$18,174	$15,864	$2,310
Cost of products sold	4,527	4,034	493	14,358	12,365	1,993
Segment margin	1,326	1,226	100	3,816	3,499	317
Unrealized (gains) losses on commodity risk management activities	(64)	84	(148)	(22)	34	(56)
Operating expenses, excluding non-cash compensation expense	(243)	(235)	(8)	(703)	(667)	(36)
Selling, general and administrative expenses, excluding non-cash compensation expense	(42)	(33)	(9)	(118)	(106)	(12)
Adjusted EBITDA related to unconsolidated affiliates	35	34	1	98	92	6
Segment Adjusted EBITDA	$1,012	$1,076	$(64)	$3,071	$2,852	$219
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region, on our Mariner East pipeline system and on our Gulf Coast export pipelines.
The increase in transportation volumes and the commissioning of our eighth fractionator in August 2023 also led to higher fractionated volumes at our Mont Belvieu NGL Complex.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Transportation margin	$647	$639	$8	$1,916	$1,778	$138
Fractionators and refinery services margin	239	251	(12)	704	647	57
Terminal services margin	260	235	25	718	664	54
Storage margin	79	78	1	233	232	1
Marketing margin	37	107	(70)	223	212	11
Unrealized gains (losses) on commodity risk management activities	64	(84)	148	22	(34)	56
Total segment margin	$1,326	$1,226	$100	$3,816	$3,499	$317
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impact of the following:
•a decrease of $70 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to $100 million in gains recorded in the third quarter of 2023 from the optimization of hedged NGL and refined product inventories compared to $30 million in gains recorded for the third quarter of 2024. This decrease also included a $2 million decrease in intrasegment margin which is fully offset within our transportation margin;

•a decrease of $12 million in fractionators and refinery services margin resulting from a $27 million increase due to higher volumes and a $2 million increase from our refinery services business, offset by a $41 million decrease in rates, primarily from our midstream segment due to lower gas prices and the restructuring of certain affiliate fractionation agreements;
•an increase of $8 million in operating expenses primarily due to a $6 million increase in employee costs, a $4 million increase in ad valorem taxes, a $4 million increase in outside services expenses and increases totaling $6 million from various other operating expenses. These increases were partially offset by an $11 million decrease in gas and power utility costs; and
•an increase of $9 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets; partially offset by
•an increase of $25 million in terminal services margin primarily due to a $15 million increase from higher export volumes loaded at our Nederland Terminal, an $8 million increase from our Marcus Hook Terminal due to higher throughput and contractual rate escalations and a $3 million increase due to higher throughput and storage at our refined product terminals; and
•an increase of $8 million in transportation margin primarily due to higher throughput and contractual rate escalations of $19 million on our Mariner East pipeline system and intrasegment charges of $7 million and $2 million which were fully offset within our fractionators and marketing margins, respectively. These increases were partially offset by decreased revenue on our Texas y-grade pipeline system, despite higher volumes, primarily due to the restructuring of certain affiliate transportation agreements.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $138 million in transportation margin primarily due to higher throughput and contractual rate escalations of $61 million on our Mariner East pipeline system, $30 million on our Texas y-grade pipeline system, $22 million on our refined product pipelines and $21 million on our Mariner West pipeline, as well as an $8 million increase from higher exported volumes feeding into our Nederland Terminal and intrasegment charges of $4 million and $10 million which are fully offset within our fractionation and marketing margins, respectively;
•an increase of $57 million in fractionators and refinery services margin primarily due to a $52 million increase resulting from higher throughput as our eighth fractionator was placed in service in August 2023 and an $8 million increase from our refinery services business. These increases were partially offset by a $4 million decrease in intrasegment margin which was fully offset within our transportation margin;
•an increase of $54 million in terminal services margin primarily due to a $24 million increase from higher export volumes loaded at our Nederland Terminal, a $21 million increase from our Marcus Hook Terminal due to higher throughput and contractual rate escalations and a $9 million increase from higher throughput and storage at our refined product terminals;
•an increase of $11 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to an increase to intrasegment margin of $10 million which is fully offset within our transportation margin; and
•an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates; partially offset by
•an increase of $36 million in operating expenses primarily due to an $18 million increase in employee costs, a $12 million increase resulting from the timing of project related expenses, a $7 million increase in outside services expenses, a $6 million increase in ad valorem taxes and increases totaling $4 million from various other operating expenses. These increases were partially offset by an $11 million decrease in gas and power utility costs; and
•an increase of $12 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Crude oil transportation volumes (MBbls/d)	7,025	5,640	1,385	6,540	5,056	1,484
Crude oil terminal volumes (MBbls/d)	3,533	3,548	(15)	3,356	3,359	(3)
Revenues	$7,309	$7,289	$20	$22,319	$19,322	$2,997
Cost of products sold	6,297	6,392	(95)	19,200	16,858	2,342
Segment margin	1,012	897	115	3,119	2,464	655
Unrealized losses on commodity risk management activities	20	14	6	20	26	(6)
Operating expenses, excluding non-cash compensation expense	(231)	(183)	(48)	(635)	(508)	(127)
Selling, general and administrative expenses, excluding non-cash compensation expense	(39)	(29)	(10)	(111)	(90)	(21)
Adjusted EBITDA related to unconsolidated affiliates	6	6	—	22	12	10
Other	—	1	(1)	2	2	—
Segment Adjusted EBITDA	$768	$706	$62	$2,417	$1,906	$511
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, crude oil transportation volumes were higher due to continued growth on our gathering systems and contributions from recently acquired assets.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $121 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $150 million increase from recently acquired assets and contributions from the recently formed Permian joint venture with Sunoco LP; this increase was partially offset by a $21 million decrease from our crude oil acquisition and marketing business primarily due to lower refined product prices and an $11 million decrease from existing pipeline assets; partially offset by
•an increase of $48 million in operating expenses from recently acquired and contributed assets, as well as increases in ad valorem taxes, employee costs, outside services and various volume-driven expenses; and
•an increase of $10 million in selling, general and administrative expenses primarily due to an increase of $7 million from recently acquired assets and related corporate allocations, and higher employee expenses.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $649 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $442 million increase from recently acquired assets and contributions from the recently formed Permian joint venture with Sunoco LP, a $169 million increase in transportation revenues from existing pipeline assets and a $32 million increase in our crude oil acquisition and marketing business from more favorable market conditions; and
•an increase of $10 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets and higher volumes on our White Cliffs crude pipeline; partially offset by
•an increase of $127 million in operating expenses primarily due to a $77 million increase from recently acquired and contributed assets, a $14 million increase in outside services, a $12 million increase in employee expenses and a $9 million increase in ad valorem taxes, as well as various increases in volume-driven expenses; and
•an increase of $21 million in selling, general and administrative expenses primarily due to a $16 million increase from recently acquired assets and related corporate allocations, and higher employee expenses.

Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$5,751	$6,320	$(569)	$17,424	$17,427	$(3)
Cost of products sold	5,327	5,793	(466)	15,951	16,211	(260)
Segment margin	424	527	(103)	1,473	1,216	257
Unrealized (gains) losses on commodity risk management activities	1	(1)	2	8	(11)	19
Operating expenses, excluding non-cash compensation expense	(168)	(110)	(58)	(423)	(310)	(113)
Selling, general and administrative expenses, excluding non-cash compensation expense	(52)	(28)	(24)	(216)	(83)	(133)
Adjusted EBITDA related to unconsolidated affiliates	47	2	45	53	8	45
Inventory valuation adjustments	197	(141)	338	99	(113)	212
Other	7	8	(1)	24	21	3
Segment Adjusted EBITDA	$456	$257	$199	$1,018	$728	$290
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) of $237 million primarily related to the acquisitions of NuStar and Zenith European terminals; and
•a $45 million increase in Adjusted EBITDA related to unconsolidated affiliates due to the formation of the Permian joint venture; partially offset by
•a $58 million increase in operating expenses and a $24 million increase in selling, general and administrative expenses primarily related to the acquisitions of NuStar and Zenith European terminals.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) of $488 million primarily related to the acquisitions of NuStar and Zenith European terminals; and
•a $45 million increase in Adjusted EBITDA related to unconsolidated affiliates due to the formation of the Permian joint venture; partially offset by
•a $113 million increase in operating expenses and a $133 million increase in selling, general and administrative expenses primarily related to the acquisitions of NuStar and Zenith European terminals.

Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$240	$217	$23	$705	$621	$84
Cost of products sold	38	35	3	110	104	6
Segment margin	202	182	20	595	517	78
Operating expenses, excluding non-cash compensation expense	(43)	(39)	(4)	(125)	(107)	(18)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(13)	—	(42)	(37)	(5)
Other	—	—	—	1	—	1
Segment Adjusted EBITDA	$146	$130	$16	$429	$373	$56
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $20 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $4 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $78 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $18 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower; and
•an increase of $5 million in selling, general and administrative expenses primarily due to an increase in professional fees.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$379	$444	$(65)	$1,140	$1,387	$(247)
Cost of products sold	369	457	(88)	1,107	1,354	(247)
Segment margin	10	(13)	23	33	33	—
Unrealized (gains) losses on commodity risk management activities	1	(4)	5	20	(11)	31
Operating expenses, excluding non-cash compensation expense	(20)	(8)	(12)	(28)	(18)	(10)
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(13)	(10)	(43)	(33)	(10)
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	4	3	1
Other and eliminations	2	42	(40)	43	75	(32)
Segment Adjusted EBITDA	$(28)	$6	$(34)	$29	$49	$(20)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impact of the following:
•a decrease of $49 million related to intersegment eliminations primarily driven by the formation of the Permian joint venture, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; partially offset by
•an increase of $11 million in our natural gas marketing business due to higher gains from gas trading and storage positions; and
•an increase of $7 million from our compressor packaging business.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impact of the following:
•a decrease of $45 million related to intersegment eliminations primarily driven by the formation of the Permian joint venture, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; partially offset by
•an increase of $29 million in our natural gas marketing business due to higher gains from gas trading and storage positions.
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

We currently expect capital expenditures in 2024 to be within the following ranges (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$45	$50	$55	$60
Interstate transportation and storage	160	170	190	195
Midstream	870	940	390	395
NGL and refined products transportation and services	1,215	1,290	130	135
Crude oil transportation and services	290	310	140	145
All other (including eliminations)	220	240	65	70
Total capital expenditures	$2,800	$3,000	$970	$1,000
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
USAC currently plans to spend between $27 million and $30 million in maintenance capital expenditures and between $240 million and $250 million in expansion capital expenditures for the full year 2024.
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
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Cash provided by operating activities during 2024 was $8.92 billion compared to $8.26 billion for 2023, and net income was $5.12 billion for 2024 and $3.73 billion for 2023. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2024 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $190 million and other items totaling $3.39 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2024 and 2023 consisted primarily of depreciation, depletion and amortization of $3.79 billion and $3.23 billion, respectively, non-cash compensation expense of $113 million and $99 million, respectively, unfavorable inventory valuation adjustments of $99 million and favorable inventory adjustments of $113 million, respectively, and deferred income taxes of $165 million and $187 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $285 million and $286 million for 2024 and 2023, respectively, as well as a $598 million gain on Sunoco LP’s sale of its West Texas assets in 2024.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $263 million in 2024 and $286 million in 2023.
Cash paid for interest, net of interest capitalized, was $1.84 billion and $1.54 billion for the nine months ended September 30, 2024 and 2023, respectively. Interest capitalized was $77 million and $53 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Cash used in investing activities during 2024 was $4.44 billion compared to $3.36 billion for 2023. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2024 were $2.64 billion compared to $2.39 billion for 2023. Additional detail related to our capital expenditures is provided in the table below.
In 2024, we paid $2.17 billion, net of cash received, for the WTG Midstream acquisition, we paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and we also paid $219 million for other acquisitions. In 2024, Sunoco LP paid $209 million in cash for acquisitions of terminals and received $27 million in cash from the NuStar acquisition. Additionally, in 2024, Sunoco LP received cash proceeds of $990 million from its sale of West Texas assets. In 2023, we paid $930 million in cash for the Lotus Midstream acquisition and Sunoco LP paid $111 million in cash for the acquisition of terminals.
In 2024 and 2023, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $60 million and $45 million, respectively, and we paid contributions to unconsolidated affiliates of $205 million and $5 million in cash, respectively.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2024:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$9	$41	$50
Interstate transportation and storage	103	129	232
Midstream	529	296	825
NGL and refined products transportation and services	846	83	929
Crude oil transportation and services	183	100	283
Investment in Sunoco LP	146	66	212
Investment in USAC	206	24	230
All other (including eliminations)	64	48	112
Total capital expenditures	$2,086	$787	$2,873
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Cash used in financing activities during 2024 was $4.34 billion compared to $4.64 billion for 2023. During 2024, we had a net increase in our debt level of $4.24 billion compared to a net decrease of $183 million for 2023. In 2024, we paid debt issuance costs of $142 million, paid $2.65 billion in cash for the redemption of our Series A, Series C, Series D and Series E Preferred Units and paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes and Sunoco LP paid $784 million in cash for the redemption of NuStar preferred units.
In 2024 and 2023, we paid distributions of $3.43 billion and $3.12 billion, respectively, to our partners. In 2024 and 2023, we paid distributions of $1.38 billion and $1.29 billion, respectively, to noncontrolling interests. In 2024 and 2023, we paid distributions of $51 million and $37 million, respectively, to our redeemable noncontrolling interests.
In 2024 and 2023, we received capital contributions of $637 million and $3 million, respectively, in cash from noncontrolling interests. In 2024, we received capital contributions of $2 million in cash from redeemable noncontrolling interests.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2024	December 31, 2023
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$46,834	$43,016
Five-Year Credit Facility(2)	1,633	1,412
Subsidiary indebtedness:
Transwestern senior notes	250	250
Bakken Project senior notes(2)	850	1,850
Sunoco LP senior notes, bonds and lease-related obligations(2) (3)	7,311	3,194
USAC senior notes(2)	1,750	1,475
Sunoco LP credit facility	50	411
USAC credit facility	803	872

Other long-term debt	17	18
Net unamortized premiums, discounts and fair value adjustments	81	127
Deferred debt issuance costs	(321)	(237)
Total debt	59,258	52,388
Less: current maturities of long-term debt(4)	263	1,008
Long-term debt, less current maturities	$58,995	$51,380
(1)As of September 30, 2024, this balance included a total of $2.57 billion aggregate principal amount of senior notes due on or before September 30, 2025, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% senior notes due April 2024 using proceeds from member contributions, which included $637 million reflected as capital contributions from noncontrolling interests recorded in the Partnership’s consolidated financial statements.
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
Energy Transfer June 2024 Notes Issuance
In June 2024, the Partnership issued $1.00 billion aggregate principal amount of 5.25% senior notes due 2029, $1.25 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 billion aggregate principal amount of 6.05% senior notes due 2054 and $400 million aggregate principal amount of 7.125% fixed-to-fixed reset rate junior subordinated notes due 2054. The Partnership used part of the net proceeds to redeem its outstanding Series A Preferred Units. It also used the net proceeds to fund a portion of its previously announced acquisition of WTG Midstream, refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, and for general partnership purposes.
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
As of September 30, 2024, the Five-Year Credit Facility had $1.63 billion of outstanding borrowings, $1.58 billion of which consisted of commercial paper. The amount available for future borrowings was $3.34 billion, after accounting for outstanding letters of credit in the amount of $31 million. The weighted average interest rate on the total amount outstanding as of September 30, 2024 was 5.04%.
Sunoco LP Facilities
As of September 30, 2024, Sunoco LP’s credit facility had $50 million of outstanding borrowings and $28 million in standby letters of credit and matures in May 2029 (as amended in May 2024). The amount available for future borrowings at September 30, 2024 was $1.42 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2024 was 7.30%.
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2024, this facility had no outstanding borrowings.
USAC Credit Facility
As of September 30, 2024, USAC’s credit facility, which matures in December 2026, had $803 million of outstanding borrowings and $1 million outstanding letters of credit. As of September 30, 2024, USAC’s credit facility had $796 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $642 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of September 30, 2024 was 7.50%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2024.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
September 30, 2024	November 8, 2024	November 19, 2024	0.3225

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2023	February 1, 2024	February 15, 2024	$24.710	$33.125	$0.6075	$0.6199	$0.475	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.992	—	—	—	0.475	33.750	35.630	32.500	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.879	33.125	—	—	—	—	—	—	0.2111
September 30, 2024	November 1, 2024	November 15, 2024	—	—	—	—	—	33.750	35.630	32.500	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended September 30, 2024, the cash distribution for the Series I Preferred Units will be paid on November 14, 2024 to unitholders of record as of the close of business on November 4, 2024. For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units was paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.8420
March 31, 2024	May 13, 2024	May 20, 2024	0.8756
June 30, 2024	August 9, 2024	August 19, 2024	0.8756
September 30, 2024	November 8, 2024	November 19, 2024	0.8756
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2023 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	January 22, 2024	February 2, 2024	$0.525
March 31, 2024	April 22, 2024	May 3, 2024	0.525
June 30, 2024	July 22, 2024	August 2, 2024	0.525
September 30, 2024	October 21, 2024	November 1, 2024	0.525
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

	September 30, 2024			December 31, 2023
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	1,820	$3	$—	5,247	$16	$2
Basis Swaps IFERC/NYMEX	83,845	(3)	1	(46,975)	20	5
Swing Swaps IFERC	36,503	2	1	(97,728)	18	1
Options – Puts	—	—	—	1,900	(2)	—
Options – Calls	500	—	—	250	—	—
Forward Physical Contracts	2,138	3	2	(1,751)	8	1
Power (Megawatt):
Forwards	101,440	1	—	155,600	1	—
Futures	27,323	2	2	(464,897)	—	1
Options – Puts	—	—	—	136,000	—	—
Options – Calls	(33,600)	—	—	—	—	—
Crude (MBbls):
Forward Physical Contracts	(856)	(12)	2	(2,674)	8	5
Options – Puts	—	—	—	(15)	—	—
Options – Calls	—	—	—	(20)	—	—
NGL/Refined Products (MBbls):
Forwards/Swaps	(15,745)	53	47	(13,870)	20	43
Options – Puts	(12)	—	—	121	(1)	—
Options – Calls	(21)	—	—	(43)	(1)	—
Futures	(3,528)	(1)	26	(4,548)	17	38
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(49,858)	(2)	2	(39,013)	1	1
Fixed Swaps/Futures	(49,858)	2	16	(39,013)	45	9
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
Interest Rate Risk
As of September 30, 2024, we and our subsidiaries had $3.09 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $31 million annually. However, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes USAC’s interest rate swap which is no longer outstanding as of September 30, 2024, and which was not designated as a hedge for accounting purposes:

Term	Type	Notional Amount Outstanding
		September 30, 2024	December 31, 2023
December 2025 (1)	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$—	$700
(1)In August 2024, USAC elected to terminate the outstanding interest rate swap.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 16, 2024 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
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
In January 2019, we received notice from the United States Department of Justice (“DOJ”) on behalf of the United States Environmental Protection Agency (“EPA”) that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid Valley Pipeline operated by SPLP and owned by Mid Valley Pipeline Company LLC (“MVPL”). The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. In December of 2019, SPLP reached an agreement in principal with the USEPA regarding payment of a civil penalty. In September of 2024, after a public comment period, the United States District Court for the Southern District of Ohio (Western Division) entered a Consent Decree whereby SPLP and MVPL fully resolved both the civil penalty and alleged natural resource damages (NRD) which had been brought jointly by the DOJ, on behalf of trustees of the United States, and the Ohio Attorney General, on behalf of the trustees of the State of Ohio. Payments of approximately $565,000 for the civil penalty plus interest and approximately $1.9 million for natural resource damages, reimbursement and interest will be made within 30 days. Operation and maintenance activities associated with the restoration are expected to continue for several years.
On June 26, 2023, Plaintiffs Michael and Cecilia Weinman ("Plaintiffs") filed suit in Chester County, Tennessee, against MVPL and other Energy Transfer defendants asserting claims for negligence, trespass, and other tort claims and alleging damage to their property stemming from the crude oil release. Plaintiffs alleged actual monetary damages and punitive damages totaling $380 million. The Energy Transfer defendants were served on or around July 5, 2023, and timely filed a notice of removal of the lawsuit to federal court in the Western District of Tennessee Eastern Division on August 2, 2023. On August 8, 2023, plaintiffs filed a notice of voluntary dismissal of their lawsuit without prejudice. On or about August 7, 2024, plaintiffs refiled their suit with slight modifications and removing their negligence per se claim in Chester County, Tennessee. On or about August 27, 2024, the first two Energy Transfer defendants were served. On or about September 13, 2024, plaintiffs filed a notice of voluntary dismissal of their latest lawsuit without prejudice.
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
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023 (incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 1-32740) filed August 8, 2024)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 7, 2024	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer