Form 10-K
period 2024-12-31
Energy Transfer LP
filed 2025-02-14
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2024
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value as of June 30, 2024, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $49.10 billion.
As of February 7, 2025, the registrant had 3,431,214,964 Common Units outstanding.
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

AOCI	accumulated other comprehensive income
AROs	asset retirement obligations
BBtu	billion British thermal units
Bcf	billion cubic feet
Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content
Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels
Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT
Crestwood	Crestwood Equity Partners LP
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer
DOE	United States Department of Energy
DOJ	United States Department of Justice
DOT	United States Department of Transportation
Enable	Enable Midstream Partners, LP
Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly owned subsidiary of Energy Transfer until its sale in August 2022
Energy Transfer GC NGL	Energy Transfer GC NGLs LLC, formerly Lone Star NGL LLC, a wholly owned subsidiary of Energy Transfer
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
EPA	United States Environmental Protection Agency
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ET-S Permian	a joint venture between Energy Transfer and Sunoco LP, with Energy Transfer holding a 67.5% interest and Sunoco LP holding the remaining 32.5% interest
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ETP Holdco	ETP Holdco Corporation, a wholly owned subsidiary of Energy Transfer
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline and/or Explorer Pipeline Company
FEP	Fayetteville Express Pipeline LLC
FERC	United States Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Pipeline and/or Florida Gas Transmission Company, LLC, a wholly owned subsidiary of Citrus
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
HFOTCO	HFOTCO LLC, a wholly owned subsidiary of Energy Transfer, which owns the Houston Terminal
IDRs	incentive distribution rights
IFERC	Inside FERC’s Gas Market Report
IRS	United States Internal Revenue Service
Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly owned subsidiary of Energy Transfer

Lake Charles LNG Export	Lake Charles LNG Export Company, LLC, a wholly owned subsidiary of Energy Transfer
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
Lotus Midstream	Lotus Midstream Operations, LLC
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
Mid Valley	Mid Valley Pipeline Company LLC, a wholly owned subsidiary of Energy Transfer
MMBbls	million barrels
MMcf	million cubic feet
MTBE	methyl tertiary butyl ether
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NGPA	Natural Gas Policy Act of 1978
NuStar	NuStar Energy L.P.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ORS	Ohio River System LLC, a non-wholly owned subsidiary of Energy Transfer
OSHA	Federal Occupational Safety and Health Act
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PCBs	polychlorinated biphenyls
PEP	Permian Express Partners LLC, a non-wholly owned subsidiary of Energy Transfer
PHMSA	Pipeline Hazardous Materials Safety Administration
Preferred Unitholders	Unitholders of the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units, collectively
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SCOOP	South Central Oklahoma Oil Province
Sea Robin	Sea Robin Pipeline and/or Sea Robin Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
SEC	United States Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header Pipeline and/or Southeast Supply Header, LLC, a non-wholly owned subsidiary of Energy Transfer
SOFR	Secured overnight financing rate

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage Company), a wholly owned subsidiary of Energy Transfer
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Tiger	Tiger Pipeline and/or ETC Tiger Pipeline, LLC, a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
TRRC	Texas Railroad Commission
Trunkline	Trunkline Pipeline and/or Trunkline Gas Company, LLC, a wholly owned subsidiary of Energy Transfer
Unitholders	Preferred Unitholders and holders of Energy Transfer LP common units
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.
WTG Midstream	WTG Midstream Holdings LLC
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
The primary activities in which we are engaged, which are located in the United States, are as follows:
•natural gas operations, including the following:
◦natural gas midstream and intrastate transportation and storage;
◦interstate natural gas transportation and storage; and
•crude oil, NGL and refined products transportation, terminalling services and acquisition and marketing activities, as well as NGL storage and fractionation services and LNG regasification.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are master limited partnerships.
Energy Transfer derives cash flows from distributions related to its investment in its subsidiaries, including Sunoco LP and USAC. The amount of cash that our subsidiaries distribute to us is based on earnings from their respective business activities and the amount of available cash. Energy Transfer’s primary cash requirements are for distributions to its partners, capital expenditures, general and administrative expenses and debt service requirements. Energy Transfer distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
We expect our subsidiaries to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, Energy Transfer may issue debt or equity securities from time to time as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.

The following chart summarizes our organizational structure as of February 7, 2025. For simplicity, certain entities and ownership interests have not been depicted.

LE GP, LLC
0.1% General Partner Interest
849,249,512 Class A Units
Energy Transfer LP
(NYSE: ET)
3,431,214,964 Common Units
550,000 Series B Preferred Units
500,000 Series F Preferred Units
1,484,780 Series G Preferred Units
900,000 Series H Preferred Units
41,464,179 Series I Preferred Units
Non-Economic General Partner Interest
100% Incentive Distribution Rights
28,463,967 SUN common units
Non-Economic General Partner Interest
46,056,228 USAC common units
Sunoco LP
(NYSE: SUN)
136,235,878 common units outstanding
Other Operating Subsidiaries
USA Compression Partners, LP
(NYSE: USAC)
117,528,971 common units outstanding

Significant Achievements in 2024
•In July, Energy Transfer completed the acquisition of WTG Midstream, which owns approximately 6,000 miles of complementary gas gathering pipelines that extend Energy Transfer’s network into the Midland Basin. WTG Midstream also owns eight gas processing plants and two more under construction, one of which was placed in service in 2024.
•In July, Energy Transfer and Sunoco LP formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines and has crude oil storage capacity in excess of 11 million barrels.
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
Energy Transfer operates one of the largest intrastate pipeline systems in the United States, which provides energy logistics to major trading hubs and industrial consumption areas throughout the country. In Texas, our intrastate transportation and storage segment provides transportation of natural gas to major markets from various prolific natural gas producing areas in Texas and Louisiana (Permian Basin and Barnett, Haynesville and Eagle Ford shales) through our Oasis Pipeline, ETC Katy Pipeline, Lobo Pipeline, RIGS and Pelico Pipeline as well as our two natural gas pipeline and storage systems: ET Fuel and HPL. In Oklahoma, we operate Enable Oklahoma Intrastate Transmission, which delivers natural gas from various shale plays in the Anadarko and Arkoma basins, as further described in “Asset Overview.”
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
Interstate Transportation and Storage Segment
Interstate natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems, and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 20,090 miles of interstate natural gas pipelines with approximately 20.1 Bcf/d of transportation capacity and another approximately 7,085 miles and 12.4 Bcf/d of transportation capacity through joint venture interests.
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
During 2022, Lake Charles LNG Export executed six LNG offtake agreements, for an aggregate of nearly 8 million tonnes per annum, including a 20-year LNG agreement with Shell NA LNG LLC. During 2024, Lake Charles LNG Export executed two additional 20-year LNG offtake agreements, including an LNG agreement with Chevron U.S.A. Inc (“Chevron”) for 2.0 million tonnes per annum. The agreements allow either party to terminate each agreement if Lake Charles LNG Export has not satisfied specified conditions by a specified date. One of those conditions relates to Lake Charles LNG Export making a “final investment decision” to proceed with the construction of the liquefaction facility. To date, none of these agreements have been terminated. We are currently in discussions with several parties for potential long-term LNG offtake and potential equity investments in the project.
The results from our interstate transportation and storage segment are primarily derived from the fees we earn from natural gas transportation and storage services.
Midstream Segment
The midstream industry consists of natural gas gathering, compression, treating, dehydration and processing, and is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells and the proximity of storage facilities to production areas and end-use markets. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems, that collect natural gas from points near producing wells and transports it to larger pipelines for further transportation.
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
Through our midstream segment, we own and operate (through wholly owned subsidiaries or joint venture interests) natural gas gathering pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 12.9 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending and processing of natural gas, and our operations are currently concentrated in major producing basins and shales in Texas, New Mexico, West Virginia, Pennsylvania, Ohio, Oklahoma, Arkansas, Kansas, Louisiana, North Dakota and Wyoming. Many of our midstream assets are integrated with our intrastate transportation and storage assets as well as our NGL assets.
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
•our Nederland Terminal and connecting pipelines which provide transportation of ethane, propane, butane and natural gasoline from our Mont Belvieu NGL Complex to our Nederland Terminal, where these products can be exported;
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
•NGL storage facilities at our Mont Belvieu NGL Complex with a working storage capacity of approximately 62 MMBbls; and
•other NGL storage assets with an aggregate storage capacity of approximately 35 MMBbls.
Our NGL pipelines primarily transport NGLs from the Permian Basin, the Barnett and Eagle Ford shales to Mont Belvieu, Texas. In the Northeast, our NGL pipelines transport from the Marcellus and Utica shales to our Marcus Hook Terminal, to customer facilities in Marysville, Michigan and to delivery points on the Canadian border.
In addition to providing storage capacity, our NGL terminalling services also support our liquids blending activities, including the use of our patented butane blending technology. Refined products operations provide transportation and terminalling services through the use of approximately 3,760 miles of refined products pipelines and 35 active refined products marketing terminals. Our refined product marketing terminals are located primarily in the Northeast, Midwest and Southwest United States, with approximately 8 MMBbls of refined products storage capacity. Our refined products operations utilize our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions throughout the United States. The mix of products delivered through our refined products pipelines varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. The products transported in these pipelines include multiple grades of gasoline and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
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
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation (via pipeline and trucking), terminalling as well as acquisition and marketing services to crude oil markets throughout the Southwest, Midwest and Northeast United States. Through our crude oil transportation and services segment, we own and operate (through wholly owned subsidiaries or joint venture interests) approximately 17,950 miles of crude oil trunk and gathering pipelines in the Southwest, Midcontinent and Midwest United States. This segment includes equity ownership interests in seven crude oil pipeline systems: the Bakken Pipeline, Bayou Bridge Pipeline, White Cliffs Pipeline, Maurepas Pipeline, the Permian Express pipelines, Enable South Central Pipeline and the Wink to Webster Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 73 MMBbls, including approximately 30 MMBbls at our Gulf Coast terminal in Nederland, Texas, approximately 18.2 MMBbls at our Gulf Coast terminal on the Houston Ship Channel and approximately 9.5 MMBbls at our Cushing Terminal in Cushing, Oklahoma, among others. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet of crude oil tractor trailers and truck unloading facilities, as well as third-party assets to service crude oil markets principally in the Midcontinent United States.

This segment also includes the ET-S Permian joint venture. The joint venture was formed in 2024, with Energy Transfer and Sunoco LP combining their respective crude oil and produced water gathering assets in the Permian Basin. The ET-S Permian joint venture includes more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 MMBbls. Energy Transfer holds a 67.5% interest in the joint venture, with Sunoco LP holding the remaining 32.5%.
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
Investment in Sunoco LP
Sunoco LP is primarily engaged in energy infrastructure and distribution of motor fuels in over 40 U.S. states, Puerto Rico, Europe and Mexico. Sunoco LP’s midstream operations include an extensive network of over 14,000 miles of pipeline and over 100 terminals.
Sunoco LP’s fuel distribution operations serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers. Through its fuel distribution operations, Sunoco LP is a distributor of motor fuels and other petroleum products which it supplies to third-party dealers and distributors, to independent operators of commission agent locations, other commercial consumers of motor fuel and to our retail locations. Sunoco LP is also the exclusive wholesale supplier of the Sunoco LP and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,619 company and third-party operated locations throughout the United States and Puerto Rico. In addition, Sunoco LP receives lease income from real estate that it leases or subleases.
Investment in USAC
USAC focuses its compression services in unconventional resource plays throughout the United States, including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett and Haynesville. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil. As of December 31, 2024, USAC had 3.9 million horsepower in its fleet.
USAC operates a fleet of compression units, with an average age of approximately 12 years and a useful life that could potentially extend decades when properly maintained. USAC’s standard new-build compression units are generally configured for multiple compression stages allowing USAC to operate its units across a broad range of operating conditions. As part of USAC’s services, it engineers, designs, operates, services and repairs its compression units and maintains related support inventory and equipment.
USAC provides compression services to its customers under fixed-fee contracts with initial contract terms typically between six months to five years, depending on the application and location of the compression unit. USAC typically continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay a monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of its cash flows. USAC bills most of its customers in advance of the service date and also typically utilizes annual inflation adjustments in its term contracts. USAC is not directly exposed to commodity price risk because it does not take title to the natural gas or crude oil involved in its services and because the natural gas used as fuel by its compression units is supplied by its customers without cost to USAC.
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

Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
ET Fuel System (1)	100%	3,270	5.2	11.2
Oasis Pipeline (1)	100%	750	2.0	—
Houston Pipeline (“HPL”) System	100%	3,920	5.3	52.5
ETC Katy Pipeline	100%	460	2.9	—
Regency Intrastate Gas System (“RIGS”)	100%	450	2.1	—
Enable Oklahoma Intrastate Transmission (“EOIT”) (1)	100%	2,200	2.4	24.0
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	140	1.4	—
Red Bluff Express Pipeline	70%	120	1.4	—
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
•The HPL System is an extensive network of intrastate natural gas pipelines, the underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of America, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City, Beaumont and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel, Carthage and Agua Dulce as well as our Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2024, we had approximately 11.8 Bcf committed under fee-based arrangements with third parties and approximately 39.6 Bcf stored in the facility for our own account.
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
•EOIT is a 2,200-mile pipeline system that provides natural gas transportation and storage services to customers in Oklahoma. EOIT is a web-like configuration with multidirectional flow capabilities between numerous receipt points and delivery points. EOIT delivers natural gas from the Anadarko and Arkoma basins, including the SCOOP, STACK, Cana Woodford, Granite Wash, Cleveland, Tonkawa and Mississippi Lime Shale plays in western Oklahoma to utilities and industrial end-users connected to EOIT and to interstate and intrastate pipelines interconnected with EOIT. EOIT also has two underground natural gas storage facilities in Oklahoma, which operate at a combined capacity of 24 Bcf with a peak withdrawal rate of 0.60 Bcf/d.

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
Interstate Transportation and Storage

Asset Overview
Transwestern
Panhandle Eastern
EGT
FGT
MRT
SESH
Gulf Run
Tiger
Trunkline
Fayetteville Express
Rover
Sea Robin and Stingray
Midcontinent Express
Lake Charles LNG
Storage

The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
Florida Gas Transmission (“FGT”)	50%	5,380	4.1	—
Transwestern Pipeline	100%	2,590	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,300	2.8	57.0
Trunkline	100%	2,190	0.9	13.0
Tiger	100%	200	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	765	2.0	—
Stingray Pipeline	100%	335	0.4	—
Rover Pipeline	32.6%	720	3.4	—

Midcontinent Express Pipeline	50%	510	1.8	—
Enable Gas Transmission (“EGT”)	100%	5,700	4.8	29.3
Mississippi River Transmission (“MRT”)	100%	1,675	1.7	48.9
Southeast Supply Header (“SESH”)	50%	290	1.1	—
Gulf Run Pipeline	100%	335	3.0	—
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
•Panhandle Eastern Pipe Line’s transmission system consists of four large diameter mainline pipelines with bi-directional capabilities, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Panhandle contracts for approximately 56 Bcf of natural gas storage.
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
•Sea Robin Pipeline’s system consists of two offshore Louisiana natural gas supply pipelines extending 120 miles into the Gulf of America.
•Stingray Pipeline is an interstate natural gas pipeline system with assets located in the western Gulf of America and Johnson Bayou, Louisiana.
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
•SESH, a 50/50 joint venture with Enbridge Inc., provides transportation services in Louisiana, Mississippi and Alabama. SESH transports natural gas from the Perryville Hub in Louisiana to its endpoint in Mobile County, Alabama. SESH has interconnections with third-party natural gas pipelines and provides access to major Southeast and Northeast markets and transports directly to generating facilities in Mississippi and Alabama and to interconnecting pipelines that supply companies generating electricity for the Florida power market.
•Gulf Run Pipeline is a large diameter pipeline that runs from the heart of the Haynesville Shale in East Texas and northern Louisiana to the Carthage and Perryville natural gas hubs and other key markets along the Gulf Coast.
Regasification Facility
Lake Charles LNG, our wholly owned subsidiary, owns an LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/d. Lake Charles LNG derives all of its revenue from a series of long-term contracts with Shell.
Liquefaction Project
Lake Charles LNG Export, our wholly owned subsidiary, is developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. Lake Charles LNG Export entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell’s business following the onset of the COVID-19 pandemic. The project will benefit from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. The construction of the liquefaction facility has been approved by FERC. In addition, Lake Charles LNG Export received its wetlands permits from the United States Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
The export of LNG produced by any liquefaction facility in the United States requires export authorization from the DOE. The NGA requires the DOE to approve applications for LNG exports unless such approval would be “inconsistent with the public interest.” In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”) subject to commencement of exports no later than December 2020. Lake Charles LNG Export applied for an extension of the deadline to commence exports under the Non-FTA Authorization to December 2025 and the DOE approved such extension request in October 2020. Lake Charles LNG Export applied for a second extension of the deadline to commence exports and in April 2023 the DOE denied this request in connection with a new DOE policy related to extension requests. In light of this new policy, in August 2023, Lake Charles LNG Export applied for a new Non-FTA Authorization which, if approved, would provide for a new deadline to commence exports to Non-FTA countries, which deadline would be seven years from the date of such approval. In January 2024, the Biden Administration announced a moratorium on the approval of LNG export authorizations by the DOE and instructed the DOE to conduct studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The Biden Administration stated that these studies were necessary to enable the DOE to make determinations related to the statutory “public interest” standard. The DOE stated that these studies would take several months to complete, after which they would be made available for public comment. This process was not completed prior to the U.S. Presidential election in November 2024. On July 1, 2024, the federal court for the Western District of Louisiana ordered that the DOE was enjoined and restrained from halting or pausing the approval process for pending and future applications for LNG exports to non-FTA countries. On December 17, 2024, the DOE released an updated study of U.S. LNG exports with a 60-day comment period that was later extended to March 20, 2025. On January 20, 2025, President Trump issued the Unleashing American Energy executive order directing the DOE Secretary to restart reviews of applications for approvals of LNG export projects as expeditiously as possible, consistent with applicable law. The executive order stated that in assessing the “public interest” to be advanced by any particular application, the DOE Secretary shall consider the economic and employment impacts to the United States and the impact to the security of allies and partners that would result from granting the application. On January 21, 2025, the DOE announced that it was ending the moratorium imposed by the Biden Administration on the approvals of LNG export authorizations by the DOE and returning to regular order following direction given by President Trump in the Unleashing American Energy executive order. At this time, it is unclear what actions the Trump Administration may take, if any at all, with respect to the DOE study.
During 2022, Lake Charles LNG Export executed six LNG offtake agreements, for an aggregate of nearly 8 million tonnes per annum, including a 20-year LNG agreement with Shell NA LNG LLC. During 2024, Lake Charles LNG Export executed two additional 20-year LNG offtake agreements, including an LNG agreement with Chevron for 2.0 million tonnes per annum. The agreements allow either party to terminate the agreement if Lake Charles LNG Export has not satisfied specified conditions by a specified date. One of those conditions relates to Lake Charles LNG Export making a “final investment decision” to proceed with the construction of the liquefaction facility. To date, none of the agreements have been terminated. We are currently in discussions with several parties for potential long-term LNG offtake and potential equity investments in the project.
Midstream

Asset Overview
Permian Basin
Midcontinent
South Texas
North Central Texas
Ark-La-Tex
Eastern
Williston Basin
Powder River Basin
Processing

The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas	2,530
Ark-La-Tex	922
North Central Texas	700
Permian Basin	4,945
Midcontinent	2,865
Williston Basin	400
Powder River Basin	345
Eastern	200
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
The assets in our Eagle Ford System consist of 30-inch and 42-inch natural gas gathering pipelines originating in Dimmitt County, Texas, and extending to both our King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. These assets also include four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with an aggregate capacity of 2.0 Bcf/d. Our Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to our intrastate transportation pipeline systems for deliveries of residue gas and are also connected with our NGL pipelines.
Ark-La-Tex:
•Our Ark-La-Tex assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger and Gulf Run pipelines. Our northern Louisiana assets include the Bistineau, Creedence, Tristate, Logansport, Magnolia, Olympia, Amoruso, and Lumberjack systems, which collectively include 12 natural gas treating facilities, with aggregate capacity of 3.4 Bcf/d.
The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in northwest Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, a residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region, and an NGL pipeline that connects to a third-party that provides access to the Mont Belvieu market for NGLs produced from our processing plants. Collectively, the six natural gas processing facilities (Dubach, Lincoln, Rosewood, Mt. Olive, Sligo and Waskom) have an aggregate capacity of 0.9 Bcf/d.
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
Permian Basin:
•The Permian Basin Gathering System offers wellhead-to-market services to producers in 11 counties in West Texas and two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the Midcontinent and Texas natural gas markets. The NGL market outlets includes our NGL pipeline system. With the acquisition of WTG Midstream, the Permian Basin Gathering System now includes 20 processing facilities (Waha, Red Bluff, Halley, Keystone, Tippet, Panther, Rebel, Grey Wolf, Bear, Arrowhead, Carlsbad, Orla I, Orla II, Martin County, Red Lake, Sale Ranch, Benedum, Sonora, St. Lawrence and Jameson) with an aggregate processing capacity of 4.9 Bcf/d and one natural gas conditioning facility with an aggregate capacity of 200 MMcf/d.
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
Midcontinent:
•The Midcontinent Systems are located in three large natural gas producing regions in the United States: the Hugoton Basin in southwest Kansas, the Anadarko Basin in the Texas Panhandle and Oklahoma, including the STACK and SCOOP plays, and the Arkoma Basin in eastern Oklahoma and Arkansas. These mature basins have continued to provide generally long-

lived, predictable production volumes. Our Midcontinent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Midcontinent Systems include 16 natural gas processing facilities (Mocane, Beaver, Wheeler I, Sunray, Spearman, Rose Valley, Hopeton, Bradley, McClure, Wheeler II, South Canadian, Clinton, Roger Mills, Canute, Cox City and Grady) with an aggregate capacity of approximately 2.9 Bcf/d.
•We operate our Midcontinent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
•We own the Hugoton Gathering System that has 1,900 miles of pipeline extending across parts of southwest Kansas and northwest Oklahoma. This system is operated by a third-party.
•We own a 50% membership interest in Atoka Midstream LLC, which owns a natural gas gathering system in Oklahoma.
Williston Basin:
•We own and operate the Arrow and Rough Rider systems which include natural gas gathering systems and processing facilities (Bear Den and Wild Basin). These processing facilities have an aggregate capacity of 400 MMcf/d. The Arrow and Rough Rider systems are in the core of the Bakken Shale primarily in McKenzie and Dunn Counties, North Dakota, with the Arrow system primarily located on the Fort Berthold Indian Reservation.
Powder River Basin:
•We own and operate the Jackalope rich natural gas gathering system, the Continental Express high-pressure pipeline and the Bucking Horse gas processing facility in Converse County, Wyoming. The Bucking Horse gas processing facility has an aggregate processing capacity of 345 MMcf/d.
Eastern:
•The Eastern region assets are located in eleven counties in Pennsylvania, four counties in Ohio and three counties in West Virginia, which gather natural gas from the Marcellus and Utica shales. Our Eastern region assets include more than 600 miles of natural gas gathering pipelines, natural gas trunklines and fresh-water pipelines, nine gathering and processing systems and the 200 MMcf/d Revolution processing plant, which feeds into our Mariner East and Rover pipeline systems.
•We own a 75% membership interest in ORS. On behalf of ORS, we operate its Ohio Utica River System, which consists of 47 miles of 36-inch, 13 miles of 30-inch and 3 miles of 24-inch gathering trunklines, and which delivers up to 3.6 Bcf/d to Rockies Express Pipeline, Texas Eastern Transmission, Leach Xpress, Rover and DEO TPL-18.

NGL and Refined Products Transportation and Services

Asset Overview
Natural Gas Liquids
Refined Products
Storage
Mont Belvieu NGL Complex
Terminals
Processing/Treating
Marcus Hook Terminal
Nederland Terminal

The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Gulf Coast NGL Express	900	—	—
West Texas Gateway	510	—	—
Other Permian Basin NGL	1,600	—	—
Mariner East	680	—	—
Mariner West	450	—	—
Mont Belvieu to Nederland	270	—	—
White Cliffs(1)	540	—	—
Other NGL	750	—	—
Liquids Fractionation and Storage Facilities:
Mont Belvieu NGL Complex	—	1,150	62,000
Spindletop	—	—	8,000
Crestwood assets	—	—	10,000
ET Geismar Olefins(2)	—	35	—
Hattiesburg	—	—	5,200
Cedar Bayou	—	—	1,600

NGL Terminals:
Nederland	—	—	3,100
Marcus Hook	—	—	6,000
Inkster	—	—	860
Refined Products Pipelines:
Eastern region	1,580	—	—
Midcontinent region	480	—	—
Southwest region	590	—	—
Inland	610	—	—
J.C. Nolan Pipeline	500	—	—
Refined Products Terminals:
Eagle Point	—	—	6,700
Marcus Hook Terminal	—	—	930
Marcus Hook Tank Farm	—	—	1,900
Marketing Terminals	—	—	7,700
J.C. Nolan Terminal	—	—	130
(1)The White Cliffs Pipeline consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline.
(2)Additionally, the ET Geismar Olefins off-gas processing facility has inlet volume capacity of 54 MMcf/d.
The following information describes our principal NGL and refined products transportation and services assets:
•Gulf Coast NGL Express (formerly known as Lone Star Express) is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipelines, with throughput capacity of approximately 900 MBbls/d, that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale and from East Texas to our Mont Belvieu NGL Complex.
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
•The Mont Belvieu to Nederland Pipeline System consists of four pipelines, which deliver export-grade propane, butane, ethane and natural gasoline from our Mont Belvieu NGL Complex to our Nederland Terminal, having a total throughput capacity of approximately 730 MBbls/d. The ethane pipeline is part of the Orbit Gulf Coast NGL Exports joint venture, as described below.
•Sabina 2 Pipeline, placed in service in 2024, provides an additional 40 MBbls/d of service for multiple products from Mont Belvieu to Nederland.
•The White Cliffs NGL pipeline, in which we have 54.3% ownership interest, transports mixed NGLs produced in the DJ Basin to Cushing, Oklahoma where it interconnects with the Southern Hills Pipeline to move NGLs to Mont Belvieu, Texas and has a throughput capacity of approximately 90 MBbls/d.
•Other NGL pipelines include the 127-mile Justice pipeline, 63-mile Blue Ridge pipeline, the 45-mile Freedom pipeline, the 20-mile Spirit pipeline and a 50% interest in the 87 mile Liberty pipeline. We also own an undivided interest in 80 MBbls/d of capacity in a segment of the EPIC Y-Grade Pipeline, LP (EPIC) pipeline from Orla, Texas to Benedum, Texas.
•Our Mont Belvieu NGL Complex is an integrated liquids storage and fractionation facility. The storage facility has approximately 62 MMBbls of salt dome capacity providing 100% fee-based cash flows. The storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, numerous chemical plants, refineries and fractionators.
The fractionation facility includes eight fractionators, which process NGLs delivered from several sources, including our Gulf Coast NGL Express, West Texas Gateway and Justice pipelines.
•Our Spindletop storage facilities, located in Beaumont, Texas, have 8 MMBbls of salt dome capacity.
•The Crestwood assets, acquired in 2023, include 11 LPG terminals which offer 10 MMBbls of storage capacity located in Pennsylvania, South Carolina, Mississippi, Michigan, New York and Indiana, with receipts and deliveries that are supported by both rail cars and third-party pipelines.
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
•The Nederland Terminal, in addition to crude oil activities, also provides approximately 3.1 MMBbls of storage and distribution services for NGLs delivered from our Mont Belvieu NGL Complex via our Mont Belvieu to Nederland Pipeline System, where such products can be exported via ship. The ethane refrigeration facility is part of the Orbit Gulf Coast NGL Exports joint venture, as described below.
•The Orbit Gulf Coast NGL Exports joint venture consists of a 70-mile, 20-inch ethane pipeline with a throughput capacity of approximately 200 MBbls/d which delivers from our Mont Belvieu NGL Complex to our Nederland Terminal. It also includes a 180 MBbls/d ethane refrigeration facility and a 1.2 MMBbls storage facility at our Nederland Terminal. Energy Transfer owns a 58.1% interest in the joint venture.
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
•We have 35 refined products terminals with an aggregate storage capacity of approximately 8 MMBbls that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.
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

Crude Oil Transportation and Services

Asset Overview*
Crude Pipelines
Terminals
Major Terminals
Nederland Terminal
Midland Terminals
Houston Terminal
Cushing Terminal

*Also includes crude & water gathering assets in the Williston & Permian regions

The following details our pipelines and terminals in our crude oil transportation and services operations:

Description of Assets	Ownership Interest	Miles of Crude Pipeline	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.4%	1,170	—
Energy Transfer Crude Oil Pipeline	36.4%	745	—
Bayou Bridge Pipeline	60%	210	—
West Texas Gulf Pipeline	100.0%	584
Permian Express Pipelines	87.7%	1,004	—
ET-S Permian(1)	100.0%	5,000	11,000
Wattenberg Oil Trunkline	100%	75	360
White Cliffs Pipeline(2)	54.3%	530	100
Maurepas Pipeline	51%	35	—
Mid Valley Pipeline	100%	1,040	—
Cushing Pipeline	100%	745	—
Wink to Webster Pipeline	5%	642	—
Other, crude gathering and water gathering and disposal	100%	6,150	—
Nederland Terminal	100%	—	30,000
Marcus Hook Terminal	100%	—	1,000
Houston Terminal	100%	—	18,200
Cushing Terminal	100%	—	9,500
Patoka Terminal	87.7%	—	1,900

Price River Terminal	55%	—	200
Colt Hub	100%	20	1,200
(1)A joint venture between Energy Transfer and Sunoco LP formed in 2024. Energy transfer holds a 67.5% interest in ET-S Permian, with Sunoco LP holding the remaining 32.5% interest.
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
Crude Oil Pipelines
Our crude oil pipelines (through wholly owned subsidiaries or joint venture interests) consist of approximately 17,950 miles of crude oil trunk pipelines as well as crude oil and produced water gathering pipelines throughout the Southwest, Midcontinent and Midwest United States. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
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
•ET-S Permian. ET-S Permian includes over 5,000 miles of crude oil and water gathering pipelines in the Permian Basin. It also has total crude oil storage capacity in excess of 11 million barrels in two terminals in Midland, Texas (described below), one terminal in Colorado City, Texas and several other storage facilities throughout the Permian Basin.
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
•Cushing Pipeline. The Cushing Pipeline consists of two 16-inch crude oil pipelines, providing service from the Permian Basin to Cushing, Oklahoma and to third-party systems in North Texas.
•Wink to Webster Pipeline. The Wink to Webster Pipeline is capable of transporting approximately 1,000 MBbl/d from origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations.
•Crude Gathering and Water Gathering and Disposal. We own integrated crude oil and water gathering systems across multiple basins in the United States.
◦Permian Basin: Our Permian Basin gathering assets in West Texas and eastern New Mexico encompass multiple systems in highly active areas of both the Delaware and Midland basins, with the ability to deliver virtually all gathered crude to major market hubs, including Midland, Wink and Crane, as well as our own long-haul pipelines that provide service to the Gulf Coast and Cushing. Our Permian Basin operations also consist of produced water gathering and disposal services in the Delaware Basin.
◦Williston Basin: Our Williston Basin gathering assets in North Dakota and eastern Montana include several systems built for gathering and transporting crude production from the wellhead to long-haul pipelines, including our Bakken Pipeline. Additionally, we have multiple water gathering systems in the Williston Basin that transport produced water to wholly owned and third-party disposal wells.
◦Midcontinent: Our Midcontinent gathering assets in Oklahoma and Kansas primarily transport wellhead and truck-delivered volumes to several local refineries as well as to Cushing, Oklahoma. A portion of these operations are conducted through Enable South Central Pipeline, a joint venture with a subsidiary of CVR Energy, Inc., which is operated by us and in which we own a 60% membership interest.
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
•Midland, TX. We have two terminals in Midland, Texas. Midland South includes approximately 1 MMBbls of crude oil storage and a combined 20 lanes of truck loading and unloading; the terminal provides access to the Permian Express pipelines. Midland North offers 2 MMBbls of crude oil storage capacity and additional supply and demand connectivity.
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
Crude Oil Acquisition and Marketing
Our crude oil acquisition and marketing operations are conducted using our assets, which include approximately 380 crude oil transport trucks, 350 trailers and 242 crude oil truck unloading facilities as well as third-party truck, rail, pipeline and marine assets.
Investment in Sunoco LP
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it throughout the United States, including Hawaii and Puerto Rico, to:
•76 company-operated retail stores;
•252 independently operated commission agent locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;
•6,965 retail stores operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 2,000 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s fuel distributions operations also include one terminal, lease income from properties that it leases or subleases, retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
Sunoco LP’s pipeline systems operations is comprised of approximately 6,000 miles of refined product pipeline (including the pipeline in the J.C. Nolan joint venture), approximately 6,000 miles of crude oil pipeline (including the pipeline in the ET-S Permian joint venture), approximately 2,000 miles of ammonia pipeline and 67 terminals (including the J.C. Nolan and ET-S Permian joint ventures).
Additionally, Sunoco LP’s terminals operations include four transmix processing facilities and 56 refined product terminals (two in Europe, six in Hawaii and 48 in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Sunoco LP’s refined product terminals provide storage and distribution services used to supply its own retail stations as well as third-party customers. In addition, Sunoco LP provides services at its terminals to various third-party throughput customers.
Investment in USAC
The following details the assets of USAC:
USAC’s standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 400 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 87.2% of its total fleet horsepower as of December 31, 2024. The remainder of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.

The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2024:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order (1)	Total Horsepower	Number of Units	Percent of Fleet Horsepower	Percent of Units
Small horsepower
<400	495,258	2,908	—	—	495,258	2,908	12.8%	54.0%

Large horsepower
>400 and <1,000	419,980	720	—	—	419,980	720	10.8%	13.4%
>1,000	2,946,864	1,752	10,000	4	2,956,864	1,756	76.4%	32.6%
Total large horsepower	3,366,844	2,472	10,000	4	3,376,844	2,476	87.2%	46.0%
Total horsepower	3,862,102	5,380	10,000	4	3,872,102	5,384	100.0%	100.0%
(1)As of December 31, 2024, USAC had no horsepower units on order. Subsequent to December 31, 2024, USAC ordered four large horsepower units, consisting of 10,000 horsepower, for expected delivery during 2025.
All Other
The following details the significant assets in the “All Other” segment.
Compression
We own Dual Drive Technologies, Ltd, which provides compression services to customers engaged in the transportation of natural gas, including our other segments.
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2024, we owned or controlled approximately 729 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
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
During the year ended December 31, 2024, none of our customers individually accounted for more than 10% of our consolidated revenues.
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
The maximum rates to be charged by NGA-jurisdictional natural gas companies and their terms and conditions for service are required to be on file with the FERC. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’

tariffs offer a cost-based recourse rate to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint or on the FERC’s own motion, and if found unjust and unreasonable in a FERC order, may be altered on a prospective basis from no earlier than the date of such FERC order. The FERC must also approve all rate changes. We cannot guarantee that the FERC will allow us to charge rates that fully recover our costs or continue to pursue its approach of pro-competitive policies.
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
Regulation of Intrastate Natural Gas and NGL Pipelines. Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates and terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the NGPA. The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates and terms and conditions of some transportation and storage services provided on our pipeline systems of Enable Oklahoma Intrastate Transmission, LLC, Oasis Pipeline, LP, Houston Pipe Line Company LP, ETC Katy Pipeline, LLC, Energy Transfer Fuel, LP, Lobo Pipeline Company, LLC, Pelico Pipeline, LLC, Regency Intrastate Gas LP, Red Bluff Express Pipeline, LLC, Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected that are determined to be in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
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
The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third-party if the third-party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariff rates charged by us ultimately will be upheld if challenged, management believes that the tariff rates now in effect for our pipelines are within the maximum rates allowed under current FERC policies and precedents.
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
In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposes a reduction to the currently effective index by one percent. The Supplemental NOPR, which remains pending before FERC, could result in the reimplementation through a notice-and-comment rulemaking of the same rulings that were vacated by the D.C. Circuit in LEPA v. FERC. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
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
The export of LNG produced by any liquefaction facility in the United States requires export authorization from the DOE. The NGA requires the DOE to approve applications for LNG exports unless such approval would be “inconsistent with the public interest.” In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have FTA Authorization. FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas subject to commencement of exports no later than December 2020. Lake Charles LNG Export applied for an extension of the deadline to commence exports under the Non-FTA Authorization to December 2025 and the DOE approved such extension request in October 2020. Lake Charles LNG Export applied for a second extension of the deadline to commence exports and in April 2023 the DOE denied this request in connection with a new DOE policy related to extension requests. In light of this new policy, in August 2023, Lake Charles LNG Export applied for a new Non-FTA Authorization which, if approved, would provide for a new deadline to commence exports to Non-FTA countries, which deadline would be seven years from the date of such approval. In January 2024, the Biden Administration announced a moratorium on the approval of LNG export authorizations by the DOE and instructed the DOE to conduct studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The Biden Administration stated that these studies were necessary to enable the DOE to make determinations related to the statutory “public interest” standard. The DOE stated that these studies would take several months to complete, after which they would be made available for public comment. This process was not completed prior to the U.S. Presidential election in November 2024. On July 1, 2024, the federal court for the Western District of Louisiana ordered that the DOE was enjoined and restrained from halting or pausing the approval process for pending and future applications for LNG exports to non-FTA countries. On December 17, 2024, the DOE released an updated study of U.S. LNG exports with a 60-day comment period that was later extended to March 20, 2025. On January 20, 2025, President Trump issued the Unleashing American Energy executive order directing the DOE Secretary to restart reviews of applications for approvals of LNG export projects as expeditiously as possible, consistent with applicable law. The executive order stated that in assessing the “public interest” to be advanced by any particular application, the DOE Secretary shall consider the economic and employment impacts to the United States and the impact to the security of allies and partners that would result from granting the application. On January 21, 2025, the DOE announced that it was ending the moratorium imposed by the Biden Administration on the approvals of LNG export authorizations by the DOE and returning to regular order following direction given by President Trump in the Unleashing American Energy executive order. At this time, it is unclear what actions the Trump Administration may take, if any at all, with respect to the DOE study.
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
The HLPSA and NGPSA have been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016. The 2011

Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $0.1 million to $0.2 million for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. In May 2021, PHMSA issued a final rule increasing those maximum civil penalties to approximately $0.2 million per day, with a maximum of approximately $2 million for a series of violations, to account for inflation. Upon reauthorization of PHMSA, Congress often directs the agency to complete certain rulemakings. For example, in the Consolidated Appropriations Bill for Fiscal Year 2021, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemaking. To that end, in November 2021, PHMSA issued a final rule significantly expanding reporting and safety requirements of operators of gas gathering pipelines. The rule imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. In May 2023, PHMSA published a proposed rule that would enhance requirements for detecting and repairing leaks on new and existing natural gas distribution, gas transmission and gas gathering pipelines and, separately, in September 2023, published a proposed rule that would enhance the safety requirements for gas distribution pipelines and would require updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. PHMSA finalized the May 2023 rule in January 2025; however, it is not certain at this time if this May 2023 rule, or the September 2023 rule, will not be repealed, revoked or modified as a result of the change in U.S. presidential administrations.
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
As of December 31, 2024 and 2023, accruals of $278 million and $277 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities for estimated environmental liabilities.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of ETC Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $197 million and $213 million at December 31, 2024 and 2023, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by ETC Sunoco, closed and/or sold refineries and other formerly owned sites. We have established a wholly owned captive insurance company for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2024, the captive insurance company held $122 million of cash and investments.
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
Under various environmental laws, including the RCRA, the Partnership has initiated corrective remedial action at certain of its facilities, formerly owned facilities and at certain third-party sites. At the Partnership’s major manufacturing facilities, we have typically assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts designed to prevent or mitigate off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Remedial activities include, for example, closure of RCRA waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention or mitigation of off-site migration. A change in this approach as a result of changing the intended use of a property or a sale to a third-party could result in a comparatively higher cost remediation strategy in the future.
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $278 million in environmental accruals as of December 31, 2024.
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
Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. Historically, our costs for compliance with existing Clean Air Act and comparable state law requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. The EPA and state agencies are often considering, proposing or finalizing new regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA completed attainment/non-attainment designations in 2018, and states with moderate or high non-attainment areas must submit state implementation plans to the EPA by October 2021. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. However, several groups filed litigation over the December 2020 decision, and the Biden Administration subsequently announced plans to reconsider the December 2020 final action. In August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. The review remains ongoing and is not expected to be completed before the EPA’s five-year cycle for NAAQs review in December 2025. At this time, it is not clear what actions the Trump Administration may take with respect to the review. However, compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the USACE published a final rule attempting to clarify the federal jurisdictional reach over “waters of the United States” (“WOTUS”), but legal challenges to this rule followed. In January 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, the January 2023 rule was challenged and is currently enjoined in 27 states. Separately, in May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which used the “continuous surface connection” test to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023; however, the September 2023 rule did not define the term “continuous surface connection.” Due to the injunction, implementation of the rule currently varies by state, and it remains unclear how broadly the agencies will interpret the term “continuous surface connection.” At this time, it is also unclear what actions the Trump Administration may take with respect to any of these regulations and the timing with respect to the same. As a result, the scope of jurisdiction under the Clean Water Act is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Climate Change. Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime. On January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending DOE review of the underlying analyses for authorizations. However, upon taking office, President Trump signed an executive order resuming the processing of permit applications for such projects. Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA removed natural gas transmission and storage operations from this sector and rescinded the methane-specific requirements of the rule for production and processing facilities. However, Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in December 2023, the EPA issued a final rule that established OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for the crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes will have to comply with specific standards of performance that include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The December 2023 rule also establishes a “super-emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules could be substantial. However, the EPA’s final rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit. To the extent not timely repealed or modified by the Trump Administration, GHG emission standards, including methane emissions imposed on the oil and gas sector, could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding emission reduction goals every five years beginning in 2020. Although the United States withdrew from the Paris Agreement under the Trump Administration, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. However, in January 2025, President Trump signed an executive order once again withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitments made by the United States pursuant to the same. The full impact of these recent developments is uncertain at this time.
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
Powering our assets through renewable energy sources is an established part of our operations where it is economically viable to do so. We have reduced our carbon footprint by using a diversified mix of energy sources, including solar and wind power to generate electrical power. The percentage of electrical energy we purchase on a given day originating from solar and wind sources is approaching 20%. Since 2019, we have entered into dedicated solar contracts to purchase 148 megawatts of solar power to support the operations of our assets. We also operate approximately 37,100 solar panel-powered metering stations across the United States.
In February 2021, we announced the formation of our alternative energy group. This group is tasked with increasing our efforts to support renewable energy projects such as solar and/or wind farms, either as a power purchaser, or in a partnership with third-party developers, when they make economic sense. This group is also focused on developing alternative energy projects aimed at reducing the environmental footprint throughout our operations, including a variety of projects related to carbon capture, utilization and sequestration of CO2.
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
Natural Resource Reviews. The National Environmental Policy Act (“NEPA”) provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act, often requiring coordination with numerous governmental authorities. The NEPA review process can be lengthy and subjective, resulting in delays in obtaining federal approvals for projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. In July 2020, the Council on Environmental Quality (“CEQ”) issued final revisions to NEPA regulations that seek to conform the scope of direct, indirect, and cumulative impact analyses for proposed projects subject to NEPA with existing case law. And, in May 2024, the CEQ published a final rule revising the implementing regulations of the procedural provisions of NEPA and implementing amendments to NEPA included in the Fiscal Responsibility Act. The final rule was challenged by various states and the litigation remains ongoing. More recently, in November 2024, the U.S. Court of Appeals for the D.C. Circuit held that the CEQ lacks authority to issue NEPA regulations. Additionally, upon taking office, President Trump signed an energy-related executive order which included ordering the CEQ to propose rescinding its NEPA regulations. As a result, there is currently significant uncertainty with respect to the scope of environmental analysis required under NEPA.
Indigenous Protections. Part of our operations cross land that has historically been apportioned to various Native American/First Nations tribes (“Indigenous Peoples”), who may exercise significant jurisdiction and sovereignty over their lands. Indigenous Peoples may also have certain treaty rights and rights to consultation on projects that may affect such lands. Our operations may be impacted to the extent these tribal governments are found to have and choose to act upon such jurisdiction over lands where we operate. For example, in 2020, the U.S. Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Although the court’s ruling indicates that it is limited to criminal law, as applied within the Muscogee (Creek) Nation reservation, the ruling may have significant potential implications for civil law, both in the Muscogee (Creek) Nation reservation and other reservations that may similarly be found to not have been disestablished. State courts in Oklahoma have applied the analysis in McGirt in ruling that the Cherokee, Chickasaw, Seminole, and Choctaw reservations likewise had not been disestablished.
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
Human Capital Management
As of December 31, 2024, Energy Transfer and its consolidated subsidiaries employed an aggregate of 16,248 employees, 1,467 of which are represented by labor unions. We believe that our relations with our employees are good.

Our employees are our greatest asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values and that respects all people and cultures, promotes safety, and focuses on the protection of public health and being a good steward of the environment.
Ethics and Values. We are committed to operating our business in a manner that honors and respects all people and the communities in which we do business. We recognize that people are our most valued resource, and we are committed to hiring and investing in employees who strive for excellence and live by our core values: working safely, corporate stewardship, ethics and integrity, entrepreneurial mindset, our people, excellence and results, and social responsibility. We value our employees for what they bring to our organization by embracing those from all backgrounds, cultures, and experiences. We also believe that the keys to our successes have been the cultivation of an atmosphere of belonging and respect within our family of partnerships and sustaining organizations that promote equal employment opportunity in the workplace and support all communities in which we do business. These are the principles upon which we build and strengthen relationships among our people, our stakeholders, and those within the communities in which we do business.
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
Commitment to Public Health, Safety and the Environment. Protecting public health and being a good steward of the environment is an important initiative for our environmental management teams, both in the construction and operation of our assets. These teams consist of environmental engineers, scientists and geologists who seek to responsibly and efficiently reduce emissions associated with our operations, be a good steward of the land, water and air in the areas where we operate, and remain in compliance with all applicable regulations. Our environmental, health and safety department’s more than 200 environmental and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization by identifying continuous training for personnel, including training that is required by applicable laws, regulations, standards, and permit conditions. It is our policy to communicate our safety standards and expectations to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Our safety culture aims to promote an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness. Energy Transfer’s goal is operational excellence, which means an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. We believe that the OSHA Total Reportable Incident Rate (“TRIR”) is a key performance indicator that we use to evaluate our safety programs. TRIR can provide companies with a look at their safety record performance for the year by calculating the number of recordable injury and illness incidents per 200,000 hours worked. Our TRIR was 0.70 for 2024, out of approximately 20.4 million hours worked during the year, compared to a TRIR of 0.77 for 2023. We believe the Partnership’s low TRIR speaks to the Partnership’s investment in and focus on safety and environmental compliance as well as the reliability of our assets.
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
•general economic, financial and political conditions, including the impact of tariffs, to the extent enacted;
•the imposition or increase of tariffs on steel or other raw materials, or changes in trade agreements or trade relations;
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
•transfer of control of our general partner to a third-party without unitholder consent;
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
General economic, financial, and political conditions, including the impact of tariffs to the extent enacted, may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, following the election of President Trump and the implementation of certain tariffs, it is possible that our operations may be affected by volatility in pricing and demand. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.
Examples of such conditions could include:
•a general or prolonged decline in, or shocks to, regional or broader macro-economies;
•regulatory changes that could impact the markets in which we operate, such as immigration, tariffs or trade reform laws, which could reduce demand for or supply of our goods and services or lead to pricing, currency, or other pressures; and
•deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.

The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable—which compounds their potential impact on our business.
Changes in U.S. administrative policy, including the imposition of or increases in tariffs on steel and/or other raw materials, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.
We own and operate pipelines and terminals and, like others in our industry, we use significant amounts of steel in our projects and rely on our ability to obtain that steel in an affordable way to maintain our operating margins. Any imposition of or increase in tariffs on steel and/or other raw materials could increase our growth project costs, which may impact the profitability of new projects.
Recently, the Trump Administration announced plans to implement or increase tariffs, and on February 10, confirmed extension of 25 percent import tariffs on steel globally to go into effect on March 12. The ultimate impact of this tariff is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs, particularly on our expansion projects. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations.
Our business could be negatively impacted by inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining modestly throughout 2023 and 2024. A sustained increase in inflation may continue to increase our costs for labor, services, and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our producer suppliers and customers face inflationary pressures and resulting impacts, such as the tight labor market, availability of drilling and hydraulic fracturing equipment, and supply chain disruptions, which could increase the cost of production which in turn may limit the level of drilling activity in the regions in which we operate. Our throughput volumes may be impacted if producers are constrained. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our results of operations and financial condition.
Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates by 75 basis points in late 2024, the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2024, our consolidated balance sheet reflected $3.90 billion of goodwill and $5.97 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
During 2024, two customers accounted for approximately 23% of our intrastate transportation and storage revenues. During 2024, four customers collectively accounted for 29% of our interstate transportation and storage revenues.
Certain of our joint ventures also depend on key customers. Citrus has long-term agreements with its top two customers which accounted for 57% of its 2024 revenue. For the Trans-Pecos and Comanche Trail pipelines, a single customer is the primary shipper.
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
As of December 31, 2024, approximately 9% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results.
The security and integrity of our information and operational technology infrastructure and physical assets are critical to our business and our ability to perform day-to-day operations and deliver services. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information, in our data centers and on our networks. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools, and other products, services and functions (e.g., human resources, finance, data transmission, communications, risk, compliance, among others) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets. If these third parties fail to adequately safeguard our data or their systems, or if they experience security breaches, our operations and reputation may be adversely affected.
Our information and operational technology and infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service attacks, ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error or malfeasance by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, work-from-home arrangements may present additional operational and cybersecurity risks to our information technology infrastructure and physical assets.
We and certain of our service providers have, from time to time, been subject to cyber attacks and security incidents. The frequency and magnitude of cyber attacks globally is increasing and attackers are becoming more sophisticated. Cyber attacks, including, but not limited to, malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, are evolving. Although we have implemented and maintain commercially reasonable security measures, including detection and prevention systems, regular cybersecurity assessments, employee training programs, and an incident response plan, there is no guarantee that these measures will successfully prevent security threats, detect them in a timely manner, or mitigate their impact. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Breaches of our information and operational technology infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, data loss or corruption, misdirected wire transfers, an inability to maintain our books and records or an inability to prevent environmental damage, any or all of which could, in turn, have a material adverse effect on our operations, financial position and results of operations. A successful cyber attack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, significant litigation costs, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, or loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity and data privacy laws and regulations and to modify and enhance our information and operational security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.
Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our insurance may not compensate us adequately for losses that may occur. Prolonged outages or disruptions in our information technology infrastructure could impair our ability to deliver services, meet customer expectations or comply with regulatory requirements.
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
Our Gulf Coast facilities are strategically situated on prime real estate located in the Houston Ship Channel, which is in close proximity to both supply sources and demand sources. In recent years, the success of the Port of Houston has led to an increase in vessel traffic driven in part by the growing overseas demand for U.S. crude, gasoline, liquefied natural gas and petrochemicals and in part by the Port of Houston’s recent decision to accept large container vessels, which can restrict the flow of other cargo. Increasing congestion in the Port of Houston, which is currently the busiest port in the U.S. by waterborne tonnage and which has increased volumes in each of the last two years, could cause our customers or potential customers to divert their business to smaller ports in the Gulf of America, which could result in lower utilization of our facilities.
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
As of December 31, 2024, we had approximately $59.76 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:
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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates, including the significant increases in prevailing interest rates as a result of changes in federal monetary and fiscal policy. Approximately $4.33 billion of our consolidated debt as of December 31, 2024 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates.
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
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first-ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, increased to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business. We cannot predict if Congress may take action to repeal or revise the IRA 2022, including with respect to the methane emissions charge. Thus, at this time, it is currently uncertain which programs will be affected and what impact such changes may have.
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
In light of this new policy, in August 2023, Lake Charles LNG Export applied for a new Non-FTA Authorization which, if approved, would provide for a new deadline to commence exports to Non-FTA countries, which deadline would be seven years from the date of such approval. In January 2024, the Biden Administration announced a moratorium on the approval of LNG export authorizations by the DOE and instructed the DOE to conduct studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change and other matters. The Biden Administration stated that these studies were necessary to enable the DOE to make determinations related to the statutory “public interest” standard. The DOE stated that these studies would take several months to complete, after which they would be made available for public comment. This process was not completed prior to the U.S. Presidential election in November 2024. On July 1, 2024, the federal court for the Western District of Louisiana ordered that the DOE was enjoined and restrained from halting or pausing the approval process for pending and future applications for LNG exports to non-FTA countries. On December 17, 2024, the DOE released an updated study of U.S. LNG exports with a 60-day comment period that was later extended to March 20, 2025. On January 20, 2025, President Trump issued the Unleashing American Energy executive order directing the DOE Secretary to restart reviews of applications for approvals of LNG export projects as expeditiously as possible, consistent with applicable law. The executive order stated that in assessing the “public interest” to be advanced by any particular application, the DOE Secretary shall consider the economic and employment impacts to the United States and the impact to the security of allies and partners that would result from granting the application. On January 21, 2025, the DOE announced that it was ending the moratorium imposed by the Biden Administration on the approvals of LNG export authorizations by the DOE and returning to regular order following direction given by President Trump in the Unleashing American Energy executive order. At this time, it is unclear what actions the Trump Administration may take, if any at all, with respect to the DOE study.
Additionally, while President Trump’s executive order resumes permitting applications, there can be no assurance as to whether Lake Charles LNG Export will receive approval of its application for a Non-FTA Authorization.
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
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. Additionally, several candidates for political office in both state and federal government have announced intentions to impose greater restrictions on hydraulic fracturing or produced water disposal. For example, on January 27, 2021, the Biden Administration issued an executive order temporarily suspending the issuance of new authorizations, and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters (but not tribal lands that the federal government merely holds in trust). The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, followed by a permanent injunction in August 2022, effectively halting implementation of the leasing suspension. Relatedly, the Department of the Interior (“DOI”) released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. In 2022, the recommendations in this report resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate, and in 2024, the DOI finalized a rule to modernize the fiscal terms of the leasing program. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business. Separately, in March 2024, the Bureau of Land Management (“BLM”) finalized a rule that requires operators to limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the BLM finds that an operator’s methane waste minimization plan is insufficient. The rule was challenged by various states in the District Court for the District of North Dakota and, in September 2024, the court ordered that the rule cannot be enforced against the plaintiff states pending the outcome of the litigation. Although the rule is currently being implemented against leases not covered by the order, the future of the rule is uncertain. In addition, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conservation Commission) adopted new rules to cover a variety of matters related to public health, safety, welfare, wildlife, and environmental resources, and has issued new rules regarding the cumulative impacts of oil and gas projects; most significantly, these rule changes establish more stringent setbacks (2,000-foot, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring even greater setbacks. While the final impacts of these developments cannot be predicted, the adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our financial condition or results of operations.
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
We are required to file with the FERC tariff rates (also known as recourse rates) that shippers may pay for interstate natural gas transportation services. We may also agree to discount these rates on a not unduly discriminatory basis or negotiate rates with shippers who elect not to pay the recourse rates. The FERC must approve or accept all rate filings for us to be allowed to charge such tariff rates.
The FERC may review existing tariff rates on its own initiative or upon receipt of a complaint filed by a third-party. The FERC may, on a prospective basis, order refunds of amounts collected if it finds the rates to have been shown not to be just and reasonable or to have been unduly discriminatory. The FERC has recently exercised this authority with respect to several pipeline companies, including Panhandle. If the FERC were to initiate additional proceedings against us and find that our rates were not just and reasonable or were unduly discriminatory, the maximum rates we are permitted to charge may be reduced and the reduction could have an adverse effect on our revenues and results of operations.
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
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the Court of Appeals for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the

FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. The request for rehearing will be addressed in a future order.
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
The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018 initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (“1999 Policy Statement”), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the NGA. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022. On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certificate of New Interstate Natural Gas Facilities (“2022 Certificate Policy Statement”) and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“GHG Policy Statement), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Certificate Policy Statement and the GHG Policy Statement as draft policy statements, and requested further comments. The FERC stated that it will not apply the now draft policy statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Certificate Policy Statement and the GHG Policy Statement were due on April 25, 2022, and reply comments were due on May 25, 2022. On January 24, 2025, the FERC issued an order withdrawing the draft GHG Policy Statement and terminating the proceeding. The FERC has taken no further action on the 2022 Certificate Policy Statement. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Certificate Policy Statement that might affect our natural gas pipeline or LNG facility projects, or when such new policy, if any, might become effective. We do not expect that any change in this policy statement would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental NOPR that proposes a reduction to the currently effective index by one percent. The Supplemental NOPR, which remains pending before FERC, could result in the reimplementation through a notice-and-comment rulemaking of the same rulings that were vacated by the D.C. Circuit in LEPA v. FERC.
Under the EPAct of 1992, certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” Revenues are derived from such grandfathered rates on most of our FERC-regulated pipelines. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the EPAct of 1992, in either the economic circumstances or the nature of the service that formed the basis for the rate. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review and there is a risk that some rates could be found to be in excess of levels justified by the pipeline’s costs. In such event, the FERC could order us to reduce pipeline rates prospectively and to pay refunds to shippers.
If the FERC’s petroleum pipeline ratemaking methodologies procedures changes, the new methodology or procedures could adversely affect our business and results of operations.

State regulatory measures could adversely affect the business and operations of our midstream and intrastate pipeline and storage assets.
Our midstream and intrastate transportation and storage operations are generally exempt from FERC regulation under the NGA, but FERC regulation still significantly affects our business and the market for our products. The rates, terms and conditions of service for the interstate services we provide in our intrastate gas pipelines and gas storage are subject to FERC regulation under Section 311 of the NGPA. Our pipeline systems of Enable Oklahoma Intrastate Transmission, LLC, Oasis Pipeline, LP, Houston Pipe Line Company LP, ETC Katy Pipeline, LLC, Energy Transfer Fuel, LP, Lobo Pipeline Company, LLC, Pelico Pipeline, LLC, Regency Intrastate Gas LP, Red Bluff Express Pipeline, LLC, Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC provide such services. Under Section 311, rates charged for transportation and storage must be fair and equitable. Amounts collected that are determined to be in excess of fair and equitable rates are subject to refund with interest, and the terms and conditions of service, set forth in the pipeline’s statement of operating conditions, are subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our costs of service, our cash flow would be negatively affected.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Energy Transfer GC NGL’s pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. In 2013, Energy Transfer GC NGL’s pipeline also commenced the interstate transportation of NGLs, which is subject to the FERC’s jurisdiction under ICA and the EPAct of 1992. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however, if the FERC’s ratemaking methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the rates, terms and conditions for shipments of crude oil, petroleum products and NGLs on our pipelines are subject to regulation by the FERC if the NGLs are transported in interstate or foreign commerce, whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, petroleum products and NGLs on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
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
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. PHMSA is required to adjust the maximum penalties it may impose for violations for inflation; these maximum civil penalties were most recently increased in December 2023 to $266,015 per violation per day, with a maximum of $2,660,135 for a related series of violations. Upon reauthorization of PHMSA, Congress directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemaking, To that end, PHMSA issued the three final rules discussed above, significantly expanding reporting and safety requirements of operators of gas gathering pipelines, imposing safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators, and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. The safety enhancement requirements and other provisions of Congressional mandates to PHMSA, as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.

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
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards, and the EPA finalized its attainment/non-attainment designations in 2018, though these are subject to change. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. However, several groups filed litigation over the December 2020 decision, and the Biden Administration announced plans to formally review this decision. In August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. However, the review remains ongoing and is not expected to be completed before the EPA’s five-year cycle for NAAQS review in December 2025. At this time, it is not clear what actions the Trump Administration may take with respect to the review. However, reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our customers’ operations. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
Regulations under the Clean Water Act, the OPA, and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above-ground storage tanks or pipelines.
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
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime. In August 2022, the IRA 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the federal Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The IRA 2022 imposes a methane emissions charge on sources required to report their GHG emissions to the EPA, which started in calendar year 2024 at $900 per ton of methane, increased to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. We cannot predict if Congress may take actions to repeal or revise the IRA 2022, including with respect to the methane emissions charge. Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published NSPS, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA finalized amendments to Subpart OOOOa that rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs. In addition, the rulemaking removes from the oil and natural gas category the natural gas transmission and storage segment. However, Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in

December 2023, the EPA issued a final rule that established OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities, Owners or operators of affected emission units or processes will have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The December 2023 rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, triggering certain response and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. Fines and penalties for violations of these rules can be substantial. However, the EPA’s final rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit. Several states have also adopted, or are considering, adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations or those of our customers as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding GHG emission reduction goals every five years beginning in 2020. Although the United States withdrew from the Agreement under the Trump Administration, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. However, in January 2025, President Trump signed an executive order once again withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitments made by the United States pursuant to the same. The full impact of these recent developments is uncertain at this time
The adoption, strengthening and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Litigation risks are also increasing, as several oil and gas companies have been sued for allegedly causing climate-related damages due to their production and sale of fossil fuel products or for allegedly being aware of the impacts of climate change for some time but failing to adequately disclose such risks to their investors or customers.
There are also increasing financing risks for fossil fuel energy companies, as various investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing for fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. Such efforts could make it more difficult for exploration and production companies and midstream companies, like us, to secure funding as well as negatively affect the cost of, and terms for, financings to fund growth projects or other aspects of our business. Additionally, in March 2024 the SEC released a final rule requiring climate disclosures. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges. Moreover, the SEC may, under the current administration, seek to change or revoke the rule, though we cannot predict whether such action will occur or its timing.
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
Increasing attention from investors, customers, employees, regulatory bodies and other stakeholders to, and societal expectations on companies to address climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and consequently demand for our midstream services, reduced profits, increased risk of investigations and litigation, heightened scrutiny of our statements and initiatives, and negative impacts on the value of our assets and access to capital. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our ESG profile. Moreover, while we are pursuing various low-carbon opportunities such as renewable power generation, renewable fuels, and carbon capture and storage projects through our alternative energy initiatives to address potential energy transition related risks, we cannot guarantee that we will be able to execute these projects in a timely manner because of permitting, technology, or other risks or that such opportunities will ultimately be successful.
Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on expectations, assumptions and hypothetical scenarios. Such expectations, assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may have or may announce various voluntary ESG targets in the future, such targets are often aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our business operations. Some of these arrangements may receive scrutiny from certain constituencies. Also, despite any aspirational goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.
Certain statements or initiatives with respect to ESG matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged “greenwashing,” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Partnership faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Partnership’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Partnership’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. We cannot be certain of the impact of such regulatory, legal and other developments on our business. As a result, the Partnership may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
Such ESG-related matters may also impact our customers or suppliers, which may adversely impact our business, financial condition, or results of operations.
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
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. Separately, in April 2024, BOEM issued a final rule which significantly increases the amount of new supplemental financial assurance required for offshore oil and gas lessees and other operators. The final rule, which became effective in June 2024, adopts a three-year phased compliance period for full payment of a supplemental financial assurance demand. BOEM anticipates it will take up to 24 months to complete the processing of financial assurance demands for execution. Rules such as this, as well as any new rules, regulations, or legal initiatives, could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. Separately, in January 2021, the Biden Administration issued orders temporarily suspending the issuance of new authorizations and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021 and permanent injunction in August 2022, effectively halting implementation of the leasing suspension. In September 2023, the DOI published a proposed final offshore leasing program for 2024 – 2029, which was then approved by the Secretary of the Interior and authorized three Gulf of America leasing sales. Relatedly, the DOI released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business and adversely impact our business. For example, in 2024, the DOI finalized a rule to modernize the fiscal terms of the leasing program, increase costs associated with such leases and add new criteria for the DOI to consider when deciding whether to lease nominated lands. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
Our common units and Series I Preferred Units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our Unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
Our General Partner
The control of our general partner may be transferred to a third-party without Unitholder consent.
Our general partner may transfer its general partner interest to a third-party without the consent of the Unitholders. Any new owner of the general partner would be in a position to replace the officers and directors of the general partner with its own designees and thereby exert significant influence over the decisions made by such officers and directors.
The majority owner of our general partner has rights that protect him against dilution.
Through his controlling interest in our general partner, Kelcy Warren owns all of the outstanding Energy Transfer Class A Units, which represents an approximately 20% voting interest in the Partnership. Under the terms of the Energy Transfer Class A Units, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to the general partner additional Energy Transfer Class A Units such that Mr. Warren maintains a voting interest in the Partnership that is equivalent to his voting interest in the Partnership with respect to such Energy Transfer Class A Units (approximately 20%) prior to such issuance of common units. As a result, Mr. Warren is partially protected against the dilutive effect of additional common unit issuances by the Partnership with respect to voting. As of December 31, 2024, the Partnership had outstanding 847,443,096 Energy Transfer Class A Units.
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
If our Unitholders are dissatisfied with the general partner’s performance, they have limited ability to remove the general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner; however, Mr. Warren owns a significant number of common units and, through his controlling interest in the general partner, owns all of the outstanding Energy Transfer Class A Units, which vote together with the common units and entitle the holders of the Energy Transfer Class A Units to maintain the voting percentage in Energy Transfer represented by such Energy Transfer Class A Units as of the date the initial Energy Transfer Class A Units were issued (approximately 20%) any time new common units are issued. As of February 7, 2025, Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 25%. As a result of this and other limitations, it may be more difficult to remove the general partner.
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
If at any time our general partner and its affiliates own more than 90% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2024, the directors and executive officers of our general partner owned approximately 7% of our Common Units.
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
A significant decrease in demand for motor fuel, crude oil or refined products, including increased consumer preference for alternative motor fuels, improvements in fuel efficiency or a material shift toward electric or other alternative-power vehicles, in the areas Sunoco LP serves would reduce their ability to make distributions to its unitholders.
For the year ended December 31, 2024, sales of refined motor fuels accounted for approximately 95% of Sunoco LP’s total revenues and 47% of gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders, including Energy Transfer. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.

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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. For example, in March 2024, the EPA finalized new emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new, strict standards intended to reduce air pollutant emissions, including greenhouse gas emissions; however, the new standards are now subject to legal challenge. Moreover, it remains uncertain what actions, if any, the Trump Administration may take to repeal or otherwise modify this rule. Additionally, laws such as the Bipartisan Infrastructure Act and the IRA 2022 allocate funds to the development of electric vehicle infrastructure and provide incentives for consumers and manufacturers related to their use or development of electric vehicles, and the adoption rate of electric vehicles in the U.S. has continued to accelerate, with projections for the future rate of adoption in some reports more than doubling in recent years. However, in January 2025, President Trump signed an Executive Order, Unleashing American Energy, which directs all agencies to immediately pause the disbursement of funds appropriated through the IRA 2022 or the Infrastructure Investment and Jobs Act, including funds for electric vehicle charging stations made available through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program, though this pause is generally currently subject to legal challenge. While the Trump Administration may ultimately take steps to reduce or eliminate incentives for zero-emission vehicles, at this time Sunoco LP cannot predict what actions the new administration may take or the timing of such actions. Any of these or similar actions could result in fewer visits to Sunoco LP’s convenience stores or independently operated commission agents and dealer locations, a reduction in demand from Sunoco LP’s wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
The dangers inherent in the storage and transportation of motor fuel, crude oil, refined petroleum products and anhydrous ammonia could cause disruptions in Sunoco LP’s operations and could expose them to potentially significant losses, costs or liabilities.
Sunoco LP’s operations are subject to significant hazards and risks inherent in transporting and storing motor fuel, crude oil, refined petroleum products and anhydrous ammonia. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to its properties and the properties of others. Any such event not covered by Sunoco LP’s insurance could have a material adverse effect on its business, financial condition, results of operations and cash available for distribution to its unitholders. Additionally, Sunoco LP’s pipelines, terminals and storage assets are generally long-lived assets, and some have been in service for many years. The age and condition of Sunoco LP’s assets could result in increased maintenance or repair expenditures in the future. If any of Sunoco LP’s facilities, or those of its customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on Sunoco LP’s results of operations and financial condition as a whole.
Sunoco LP’s pipelines and fuel storage terminals are subject to operational and business risks which may adversely affect its financial condition, results of operations, cash flows and ability to make distributions to its unitholders.
Sunoco LP’s pipelines and fuel storage terminals are subject to operational and business risks, the most significant of which include the following:
•the inability to renew a ground lease for certain of its pipelines or fuel storage terminals on similar terms or at all;
•the dependence on third parties to supply its fuel storage terminals;
•outages at its pipelines or fuel storage terminals or interrupted operations due to weather-related or other natural causes;
•the threat that the nation’s terminal infrastructure may be a future target of terrorist organizations;
•the volatility in the prices of the products transported on its pipelines or stored at its fuel storage terminals and the resulting fluctuations in demand for storage services;
•the effects of a sustained recession or other adverse economic conditions;
•the possibility of federal and/or state regulations that may discourage its customers from transporting or storing gasoline, diesel fuel, ethanol and jet fuel at its fuel storage terminals or reduce the demand by consumers for petroleum products;
•competition from other pipelines and fuel storage terminals that are able to provide its customers with comparable transportation service or storage capacity at lower prices; and
•climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for its transportation and storage services.
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
Sunoco LP competes with other midstream service providers, including certain major energy and chemical companies, that possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine Sunoco LP’s ability to obtain and retain customers or reduce utilization of its assets, which could adversely affect its revenues and cash flows, thereby reducing Sunoco LP’s ability to make its quarterly distributions to unitholders.
Sunoco LP faces competition in all aspects of its business and can give no assurances that it will be able to compete effectively against its competitors. Sunoco LP’s competitors include major energy and chemical companies, some of which have greater financial resources, more pipelines or storage terminals, greater capacity pipelines or storage terminals and greater access to supply than does Sunoco LP. Certain of Sunoco LP’s competitors also have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. As a consequence of increased competition in the industry or market conditions, some customers are and others may be in the future reluctant to renew or enter into long-term contracts or contracts that provide for minimum throughput amounts. Sunoco LP’s inability to renew or replace a significant portion of its current contracts as they expire, to enter into contracts for newly acquired, constructed or expanded assets and to respond appropriately to changing market conditions would have a negative effect on Sunoco LP’s revenue, cash flows and ability to make quarterly distributions to its unitholders.

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
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 38% of Sunoco LP, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
Like other pipeline and storage logistics services providers, certain of Sunoco LP’s pipelines, storage terminals and other facilities are located on land owned by third parties and governmental agencies that Sunoco LP has obtained the right to utilize for these purposes through contract (rather than through outright purchase). Many of Sunoco LP’s rights-of-way or other property rights are perpetual in duration, but others are for a specific period of time. In addition, some of Sunoco LP’s facilities are located on leased premises. A potential loss of property rights through Sunoco LP’s inability to renew right-of-way contracts or leases or otherwise retain property rights on acceptable terms or the increased costs to renew such rights could adversely affect its financial condition, results of operations and cash flows available for distribution to its unitholders.
Sunoco LP is subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINs”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINs to other obligated parties, which may cause an impact on the fuel margins associated with Sunoco LP’s sale of gasoline. In addition, the RFS regulations are highly complex and evolving, and the RINs market is subject to significant price volatility as a result. In June 2023, the EPA released a final rule under the RFS for renewable fuel volumes for the years 2023-2025 that further increases targets for the production of renewable fuels. Subject to certain limitations, EPA now has significant discretion to set renewable fuel targets under the RFS, which could result in increased compliance obligations on refiners and importers and transportation fuels. The price of RINs to meet compliance obligations under the RFS could be substantial and adversely impact our financial condition.
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
Integration of assets and businesses acquired by Sunoco LP in past acquisitions or future acquisitions with its existing business will be a complex, time-consuming and costly process, particularly given that assets acquired to date significantly increased Sunoco LP’s size and diversified the geographic areas in which it operates. A failure to successfully integrate the acquired assets or businesses, such as NuStar, with Sunoco LP’s existing business in a timely manner may have a material adverse effect on its business, financial condition, results of operations or cash available for distribution to its unitholders.
The difficulties of integrating past and future acquisitions with Sunoco LP’s business includes, among other things:
•operating a larger combined organization in new geographic areas and new lines of business;
•hiring, training or retaining qualified personnel to manage and operate Sunoco LP’s growing business and assets;
•integrating management teams and employees into existing operations and establishing effective communication and information exchange with such management teams and employees;
•diversion of management’s attention from Sunoco LP’s existing business;
•assimilation of acquired assets and operations, including additional regulatory programs, operational philosophies and complex systems;
•loss of customers, suppliers or key employees;
•maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters;
•integrating new technology systems for financial reporting; and
•assuming contractual obligations of acquired businesses, potential unknown liabilities and unforeseeable increased expenses as a result of such acquisitions.
If any of these risks or other unanticipated liabilities or costs were to materialize, then desired benefits from past acquisitions and future acquisitions could result in a negative impact to Sunoco LP’s future results of operations. In addition, acquired assets may perform at levels below the forecasts used to evaluate them, due to factors beyond Sunoco LP’s control. If the acquired assets perform at levels below the forecasts, then Sunoco LP’s future results of operations could be negatively impacted.

Also, Sunoco LP’s reviews of proposed business or asset acquisitions are inherently imperfect because it is generally not feasible to perform an in-depth review of each such proposal given time constraints imposed by sellers. Even if performed, a detailed review of assets and businesses may not reveal existing or potential problems, and may not provide sufficient familiarity with such business or assets to fully assess their deficiencies and potential. Inspections may not be performed on every asset, and environmental problems, such as groundwater contamination, may not be observable even when an inspection is undertaken.
For example, Sunoco LP’s acquisition of NuStar involved the combination of two master limited partnerships that operated as independent public partnerships until May 3, 2024. The combination of two independent businesses is complex, costly and time consuming, and Sunoco LP will be required to continue to devote significant management attention and resources to integrating the business practices and operations of NuStar into Sunoco LP to achieve, among other things, the targeted cost synergies associated with the acquisition. To the extent Sunoco LP is unable to successfully integrate its business and operations of NuStar into Sunoco LP, its business, results of operations and its ability to achieve the anticipated benefits of the acquisition may be adversely affected.
Sunoco LP could be subject to liabilities from its assets that predate the acquisition of those assets, but that are not covered by indemnification rights Sunoco LP has against the sellers of the assets.
Sunoco LP has acquired assets and businesses and it is not always indemnified by the seller for liabilities that precede its ownership. In addition, in some cases, Sunoco LP has indemnified the previous owners and operators of acquired assets or businesses. Some of Sunoco LP’s assets have been used for many years to transport and store crude oil and refined products, and past releases could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect Sunoco LP’s financial position and results of operations. Conversely, if liabilities arise from assets Sunoco LP has sold, it could incur costs related to those liabilities if the buyer possesses valid indemnification rights against Sunoco LP with respect to those assets.
Sunoco LP operates assets outside of the United States, which exposes it to different legal and regulatory requirements and additional risk.
A portion of Sunoco LP’s revenues are generated from its assets located in northern Mexico and Europe. Sunoco LP’s operations are subject to various risks that could have a material adverse effect on its business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels in Mexico, or affecting a customer with whom Sunoco LP does business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect Sunoco LP’s operations or financial results. Sunoco LP is also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on Sunoco LP; delay permits or otherwise impede Sunoco LP’s operations; limit or disrupt markets for Sunoco LP’s operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict Sunoco LP’s ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Sunoco LP’s operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.
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
USAC’s contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC’s customers upon notice as provided for in the applicable contract. For the year ended December 31, 2024, approximately 14% of USAC’s compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on USAC’s business, results of operations, financial condition and cash available for distribution.
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
•the management of the ET-S Permian joint venture;
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
Although we expect that much of the income we earn will be eligible for the 20% deduction for qualified publicly traded partnership income for taxable years beginning before December 31, 2025, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result income attributable to a guaranteed payment for use of capital recognized by holders of our Preferred Units is not eligible for the 20% deduction for qualified business income.

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
Impact of Risks from Cybersecurity Threats
The energy industry’s increasing dependence on information technology and operational technology to support critical functions, such as energy distribution and management activities, has heightened its vulnerability to cybersecurity incidents. Consequently, the global surge in cybersecurity incidents, whether caused by intentional attacks or accidental events, presents a significant challenge to our sector. As cybersecurity threats grow in complexity and scale, preventing, detecting, mitigating and remediating these incidents remains a continuous and increasingly demanding task for the industry. Compliance with evolving cybersecurity reporting requirements, such as those mandated by FERC, presents significant challenges. These regulations necessitate timely and detailed reporting of cyber incidents, demanding substantial resources and robust internal processes to ensure adherence. Failure to comply could result in legal penalties, increased regulatory scrutiny and reputational damage. Moreover, the dynamic nature of these requirements may lead to overlapping or inconsistent obligations, further complicating compliance efforts. Monitoring these developments and integrating them into our cybersecurity and compliance frameworks is essential to mitigate potential risks.
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to the business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Due to the number of acquisitions made by the Partnership over the past few years and the time it takes to implement technology standards across the enterprise, certain assets may be in different stages of integration and may have incomplete cybersecurity controls applied. For additional information on cybersecurity risks, see “Item 1A. Risk Factors—Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results; and —Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.”
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
The Partnership’s Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Audit Committee, which is ultimately responsible for assessing and managing the Partnership’s material risks from cybersecurity threats. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and regarding the steps taken to mitigate such risks. The Audit Committee reviews periodic reporting and updates regarding our cybersecurity risk management.
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
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2024.
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the following environmental proceedings were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report environmental governmental proceedings if we reasonably believe that such proceedings reasonably could result in monetary sanctions in excess of $1 million (previously $0.3 million).
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
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver. On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. Briefing on those motions was completed on November 4, 2022. By order issued on October 20, 2023, the trial judge dismissed the Ohio EPA’s Fourth Amended Petition. On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024 and Energy Transfer’s and Rover’s responsive brief was filed February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio sought permission to appeal this decision from the Ohio State Supreme Court. Energy Transfer and Rover have opposed such permission. On January 28, 2025, the Ohio State Supreme Court declined to hear the State’s appeal. The State of Ohio could seek reconsideration of this Order with the Ohio Supreme Court or attempt to seek review from the U.S. Supreme Court. Energy Transfer and Rover intend to vigorously defend this claim.
In January 2019, we received notice from the DOJ on behalf of the EPA that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid Valley Pipeline operated by SPLP and owned by Mid Valley. The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. In December of 2019, SPLP reached an agreement in principal with the EPA regarding payment of a civil penalty which will be subject to public comment. In September of 2024, after a public comment period, the United States District Court for the Southern District of Ohio (Western Division) entered a Consent Decree whereby SPLP and Mid Valley resolved both the civil penalty as well as alleged natural resource damages (NRD) brought jointly by the DOJ, on behalf of United States Department of Interior Fish and Wildlife, and the Ohio Attorney General, on behalf of the Ohio EPA. Operation and maintenance (O&M) activities will continue for several years.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas L.L.C. and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of Transwestern. The parties completed document discovery and depositions of factual witnesses in December 2024 and will begin taking expert depositions in March 2025. Once discovery has been completed, Transwestern will be able to provide an assessment of the potential outcome or range of potential liability, if any. Trial has been set for August 2025.
On June 29, 2022, near Henderson, Tennessee, a Mid Valley mowing contractor struck an exposed section of the 22-inch diameter Hornsby to Denver line segment while mowing. The brush cutter mowing implement cut open the pipeline and released an estimated 4,345 barrels of crude oil into the surrounding area. Approximately 3,343 barrels of crude oil were recovered during initial remediation activities with the remaining volume contained within the materials removed and disposed of in accordance with applicable environmental laws and regulations. Corrective action was completed pursuant to the Tennessee Department of Environment and Conservation's ("TDEC") Division of Remediation -Voluntary Action Program ("VAP") and on May 23, 2023, Mid Valley received a No Further Action letter from the TDEC for the corrective action work related to the incident. Additional environmental work was completed in late August 2023 along the pipeline right-of-way to address a small oil seep which required soil removal and site restoration. The TDEC was notified and a follow-up report will be submitted to the agency documenting completion. Mid Valley received a Notice of Federal Interest regarding the incident and is awaiting final invoicing from the federal agencies (United States Environmental Protection Agency and United States Fish and Wildlife Service) and their consultants related to the incident. Mid Valley has also supplied PHMSA with information as requested. On October 13, 2023, Mid Valley received a Notice of Proposed Safety Order ("NOPSO") from PHMSA related to this incident and other historical incidents on the Mid Valley pipeline system. No other government agency action has occurred. Groundwater monitoring wells were abandoned on June 12, 2023, which concluded environmental related activities associated with the incident site. No injuries resulted from the incident.
On June 26, 2023, Plaintiffs Michael and Cecilia Weinman ("Plaintiffs") filed suit in Chester County, Tennessee, against Mid Valley and other Energy Transfer defendants asserting claims for negligence, trespass, and other tort claims and alleging damage to their property stemming from the crude oil release. Plaintiffs alleged actual monetary damages and punitive damages totaling $380 million. The Energy Transfer defendants were served on or around July 5, 2023, and timely filed a notice of removal of the lawsuit to federal court in the Western District of Tennessee Eastern Division on August 2, 2023. On August 8, 2023, Plaintiffs filed a notice of voluntary dismissal of their lawsuit without prejudice. On or about August 7, 2024, Plaintiffs refiled their suit with slight modifications and removing their negligence per se claim in Chester County, Tennessee. On or about August 27, 2024, the first two Energy Transfer defendants were served. On or about September 13, 2024, Plaintiffs filed a notice of voluntary dismissal of their latest lawsuit without prejudice.

On November 29, 2023, the United States Coast Guard issued the final invoice for all federal expenses related to the incident response in the amount of $90,000. The expenses have been validated and sent for payment.
The Energy Transfer Defendants cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
On October 13, 2023, Mid Valley received a NOPSO from the PHMSA related to various historical accidents and complaints reported to PHMSA on the Mid Valley system. The NOPSO requests that Mid Valley perform several proposed corrective measures within six months of receipt of a Safety Order; however, in response, Mid Valley requested that PHMSA engage in informal consultations prior to issuing a Safety Order in an effort for the parties to potentially enter into a Consent Agreement and Order. Informal consultation is underway. In the event a Consent Agreement and Order is not reached between the parties during this process, Mid Valley may request a Hearing on the NOPSO. It is too early to predict the outcome, timeline, or costs associated with this administrative action.
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
On June 15, 2023, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (collectively “NOPV”), CPF 4-2023-011-NOPV, identifying three probable violations with compliance order actions associated with two of them and civil penalties proposed in an amount totaling $2,473,912. The NOPV related to a PHMSA Accident Investigation Division investigation of a pigging incident which occurred on March 26, 2020 at the Partnership’s Borcher Station in Kansas and resulted in a fatality. The Partnership challenged PHMSA’s alleged violations and related civil penalties and compliance order actions contained in the NOPV. After an administrative hearing, which was held on April 24, 2024 before a PHMSA Presiding Official, the PHMSA Southwest Region recommended to remain relatively firm on the NOPV, with only a slightly reduced civil penalty of approximately $2,455,312. The Partnership has challenged the PHMSA recommendation and is also currently challenging certain procedural events which occurred following the administrative hearing. The Partnership is also in the process of evaluating any other legal options that may be available to it for challenging the agency action.
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
On February 13, 2025, SPLP received a Notice of Proposed Safety Order (“NOPSO”) from the PHMSA related to a release of jet fuel on the Twin Oaks Discharge pipeline system in Bucks County, Pennsylvania. The NOPSO made certain preliminary findings and proposes that SPLP take certain measures with respect to the system to ensure safety. SPLP plans to submit a written response within the 30-day response period. It is too early to predict the outcome, timeline, or costs associated with this administrative action.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Units
As of February 7, 2025, there were 10,402 holders of record of our common units, which number does not separately account for individual participants in securities positions listings. Common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in Energy Transfer’s Partnership Agreement.
As of December 31, 2024, limited partners own an aggregate 99.9% limited partner interest in us. Our General Partner owns an aggregate 0.1% general partner interest in us. Our common units are registered under the Exchange Act, and are listed for trading on the NYSE under the ticker symbol “ET.” Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described in “Cash Distribution Policy.”
Energy Transfer Class A Units
As of February 7, 2025, the Partnership had outstanding 849,249,512 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance of common units. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
Energy Transfer Preferred Units
As of December 31, 2024, the Partnership had the following series of preferred units outstanding:

Series of Preferred Units	Units Issued and Outstanding	Liquidation Preference per Unit	Date Issued
Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	550,000	$1,000	April 2021
Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	500,000	1,000	April 2021
Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	1,484,780	1,000	April 2021 and December 2021(1)
Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	900,000	1,000	June 2021
Series I Fixed Rate Perpetual Preferred Units	41,464,179	9.1273	November 2023(2)
(1)In connection with the Enable acquisition in December 2021, Energy Transfer issued 384,780 additional Series G Preferred Units. The total reflected above includes these additional Series G Preferred Units, as well as the 1,100,000 Series G Preferred Units originally issued in the Rollup Mergers.
(2)The Series I Preferred Units were issued in connection with the Crestwood acquisition in November 2023.
The Partnership redeemed all of the Series A Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units during 2024.
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
The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” of this report.
Discussion and analysis of matters pertaining to the year ended December 31, 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 16, 2024.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
OVERVIEW
The primary activities in which we are engaged, which are located in the United States, are as follows:
•natural gas operations, including the following:
◦natural gas midstream and intrastate transportation and storage;
◦interstate natural gas transportation and storage; and
•crude oil, NGL and refined products transportation, terminalling services and acquisition and marketing activities, as well as NGL storage and fractionation services and LNG regasification.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are master limited partnerships.

Energy Transfer derives cash flows from distributions related to its investment in its subsidiaries, including Sunoco LP and USAC. The amount of cash that our subsidiaries distribute to us is based on earnings from their respective business activities and the amount of available cash. Energy Transfer’s primary cash requirements are for distributions to its partners, capital expenditures, general and administrative expenses and debt service requirements. Energy Transfer distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
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
•crude oil transportation and services;
•investment in Sunoco LP;
•investment in USAC; and
•all other.
Recent Developments
WTG Midstream Acquisition
On July 15, 2024, Energy Transfer completed the acquisition of 100% of the membership interest in WTG Midstream. Consideration for the transaction was comprised of $2.28 billion in cash and approximately 50.8 million newly issued Energy Transfer common units, which had a fair value of approximately $833 million.
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
Sunoco LP
NuStar Acquisition
On May 3, 2024, Sunoco LP completed the acquisition of all of the common units of NuStar. Under the terms of the merger agreement, NuStar common unitholders received 0.400 Sunoco LP common units for each NuStar common unit. In connection with the acquisition, Sunoco LP issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion, including approximately $56 million of lease related financing obligations, and assumed preferred units with a fair value of approximately $800 million. Subsequent to the closing of the NuStar acquisition, Sunoco LP redeemed all outstanding NuStar preferred units totaling $784 million, redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated the NuStar credit facility totaling $455 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.

Zenith European Terminals Acquisition
On March 13, 2024, Sunoco LP completed the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for approximately €170 million ($185 million), including working capital. The acquisition is expected to supply optimization for Sunoco LP’s existing East Coast business and continues its focus on growing its portfolio of stable midstream income.
Other Acquisition
On August 30, 2024, Sunoco LP acquired a terminal in Portland, Maine for approximately $24 million, including working capital.
West Texas Sale
On April 16, 2024, Sunoco LP completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit.
Joint Venture Transaction
ET-S Permian
Effective July 1, 2024, Energy Transfer and Sunoco LP formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Sunoco LP contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Energy Transfer holds a 67.5% interest, with Sunoco LP holding the remaining 32.5% interest in ET-S Permian. Energy Transfer is the operator of ET-S Permian.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the Court of Appeals for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. The request for rehearing will be addressed in a future order.
Pipeline Certification
The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018, thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021; we filed comments in the FERC proceeding. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the NGA. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022.
On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certification of New Interstate Natural Gas Facilities (“2022 Certificate Policy Statement”) and (2) a Policy Statement on the Consideration of

Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“GHG Policy Statement”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Certificate Policy Statement and the GHG Policy Statement as draft policy statements, and requested further comments. The FERC stated that it will not apply the now draft policy statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Certificate Policy Statement and GHG Policy Statement were due on April 25, 2022, and reply comments were due on May 25, 2022. On January 24, 2025, the FERC issued an order withdrawing the draft GHG Policy Statement and terminating the proceeding. The FERC has taken no further action on the 2022 Certificate Policy Statement. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Certificate Policy Statement that might affect our natural gas pipeline or LNG facility projects, or when such new policy, if any, might become effective. We do not expect that any change in this policy statement would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
Interstate Common Carrier Regulation
Liquids pipelines transporting in interstate commerce are regulated by FERC as common carriers under the ICA. Under the ICA, the FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. Many existing pipelines utilize the FERC liquids index to change transportation rates annually. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years.
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental NOPR that proposes a reduction to the currently effective index by one percent. The Supplemental NOPR, which remains pending before FERC, could result in the reimplementation through a notice-and-comment rulemaking of the same rulings that were vacated by the D.C. Circuit in LEPA v. FERC.
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

Operators and industry groups have challenged the Plan in the D.C. Circuit, as well as the legal predicates to the individual upwind states’ inclusion in the Plan in the regional circuits. The effectiveness of the rule is currently stayed in the nine states within the Partnership’s footprint, by nature of judicial stays of the legal predicate to the Plan, by judicial stay of the Plan itself by the U.S. Supreme Court, or by the administrative stay issued by the EPA in October 2024. Proceedings as to both on the merits are ongoing. In the challenge to the Plan in the D.C. Circuit, oral argument is expected in early 2025 and a decision could take several months, projected late 2025.
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
Trends and Outlook
Overall, we continue to believe the Partnership’s outlook is strong, as it has a stable business that has demonstrated its ability to manage through various market cycles. We expect future growth to be supported by production improvements and increased utilization of our existing assets, as well as continued strong domestic and international demand for our products.
While we anticipate that current and projected commodity prices and the related impact to activity levels in both the upstream and midstream sectors will continue to impact our business, we cannot predict the ultimate magnitude of that impact and expect it to be varied across our operations, depending on the region, customer, type of service, contract term and other factors.
For 2025 and beyond, we expect increased demand from new data centers, power plants and LNG exports to support increased production, while increased global demand for petrochemicals and NGL feedstocks is expected to support higher volumes of NGL production and exports on existing assets and assets currently being developed or under construction. In addition, in the United States, we expect a more constructive regulatory environment under the new presidential administration, which we anticipate being favorable for project development and our operations in general.
Ultimately, the extent to which our business will be impacted by future market developments depends on factors beyond our control, which are highly uncertain and cannot be predicted. In response to market volatility and other uncertainties, we have reduced growth capital spending in recent years. While we anticipate a healthy capital expenditure program in 2025 and beyond, we expect to continue to be prudent going forward as we allocate capital across our business segments. See “Liquidity and Capital Resources” for additional information on our capital expenditures over the last two years and our forecasted capital expenditures for 2025.
We currently have ample liquidity to fund our business, and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources”). In addition, we continue to have access to the debt capital markets on generally favorable terms. We will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future.
In addition to the trends and outlook discussed above with respect to the Partnership’s existing business and finances, we also anticipate that the Partnership will continue to develop alternative energy projects. The Partnership has announced several such projects recently and will continue to pursue opportunities aimed at continuing to reduce its environmental footprint throughout its operations.
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
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Consolidated Results

	Years Ended December 31,
	2024	2023	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,358	$1,111	$247
Interstate transportation and storage	1,828	2,009	(181)
Midstream	2,910	2,525	385
NGL and refined products transportation and services	4,179	3,894	285
Crude oil transportation and services	3,177	2,681	496
Investment in Sunoco LP	1,457	964	493
Investment in USAC	584	512	72
All other	(10)	2	(12)
Adjusted EBITDA (consolidated)	$15,483	$13,698	$1,785

	Years Ended December 31,
	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$6,565	$5,294	$1,271
Depreciation, depletion and amortization	5,165	4,385	780
Interest expense, net of interest capitalized	3,125	2,578	547
Income tax expense	541	303	238
Impairment losses and other	52	12	40
Gains on interest rate derivatives	(6)	(36)	30
Non-cash compensation expense	151	130	21
Unrealized (gains) losses on commodity risk management activities	56	(3)	59
Inventory valuation adjustments (Sunoco LP)	86	114	(28)
(Gains) losses on extinguishments of debt	12	(2)	14
Adjusted EBITDA related to unconsolidated affiliates	692	691	1
Equity in earnings of unconsolidated affiliates	(379)	(383)	4
Non-operating litigation-related loss	—	627	(627)
Gain on sale of West Texas assets (Sunoco LP)	(586)	—	(586)
Other, net	9	(12)	21
Adjusted EBITDA (consolidated)	$15,483	$13,698	$1,785

Net Income. For the year ended December 31, 2024 compared to the prior year, net income increased $1.27 billion, or approximately 24%, primarily due to the recognition of a $586 million gain on Sunoco LP’s sale of its West Texas assets in the current year, as well as the recognition of a $627 million non-operating litigation-related loss in the prior year. The change in net income also reflected higher segment margin from multiple segments, partially offset by increases in operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization, impairment losses, interest expense and income tax expense; these changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the year ended December 31, 2024 compared to the prior year, Adjusted EBITDA increased $1.79 billion, or approximately 13%, primarily due to favorable results in multiple segments. The most significant increases were in our midstream segment, our crude oil transportation and services segment and our Investment in Sunoco LP segment, each of which reflected increases from recently acquired assets. Our midstream segment also reflected increases from higher volumes, as did our NGL and refined products transportation and services segment. Our intrastate transportation and storage segment also reflected increases from higher pipeline optimization.
Additional information on changes impacting Adjusted EBITDA for the year ended December 31, 2024 compared to the prior year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased primarily due to higher aggregate debt balances and higher interest rates on floating rate and recently refinanced debt.
Income Tax Expense. For the year ended December 31, 2024 compared to the same period last year, income tax expense increased due to the taxable gain recognized by a corporate subsidiary of Sunoco LP on its sale of West Texas assets.
Impairment Losses and Other. For the year ended December 31, 2024, impairment losses and other were primarily related to Sunoco LP’s termination of a lease in June 2024. For the year ended December 31, 2023 impairment losses and other consisted of impairment losses incurred by USAC primarily related to its compression equipment.
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
Inventory Valuation Adjustments (Sunoco LP). Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the years ended December 31, 2024 and 2023, decreases in fuel prices caused the lower of cost or market reserve requirements to increase by $86 million and $114 million, respectively, which reduced net income.
(Gains) Losses on Extinguishment of Debt. For the year ended December 31, 2024, losses on extinguishment of debt included a $5 million loss on Energy Transfer’s redemption of its $450 million aggregate principal amount of 8.00% senior notes due April 2029 and $500 million aggregate principal amount of 5.75% senior notes due April 2025, a $2 million loss recognized by Sunoco LP and a $5 million loss related to USAC’s redemption of its $725 million aggregate principal amount of 6.875% senior notes due 2026.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Non-Operating Litigation-Related Loss. Non-operating litigation-related loss recognized for the year ended December 31, 2023 represents the loss associated with the The Williams Companies, Inc. litigation.
Gain on Sale of West Texas Assets (Sunoco LP). The gain on sale of West Texas assets relates to the gain recognized by Sunoco LP upon completion of the sale of convenience stores to 7-Eleven Inc. in April 2024. During the fourth quarter of 2024, Sunoco LP recorded a $12 million reduction to the gain to reflect adjustments to the cash proceeds and certain balance sheet accounts associated with the business sold.

Other, net. Other, net primarily includes amortization of regulatory assets and other income and expense amounts.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2024	2023	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$136	$146	$(10)
MEP	63	87	(24)
White Cliffs	19	10	9
Explorer	34	37	(3)
SESH	45	31	14
Other	82	72	10
Total equity in earnings of unconsolidated affiliates	$379	$383	$(4)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$329	$335	$(6)
MEP	98	121	(23)
White Cliffs	38	29	9
Explorer	53	57	(4)
SESH	53	45	8
Other	121	104	17
Total Adjusted EBITDA related to unconsolidated affiliates	$692	$691	$1

Distributions received from unconsolidated affiliates:
Citrus	$129	$135	$(6)
MEP	86	115	(29)
White Cliffs	38	25	13
Explorer	36	38	(2)
SESH	59	33	26
Other	83	70	13
Total distributions received from unconsolidated affiliates	$431	$416	$15
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
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2024	2023	Change
Natural gas transported (BBtu/d)	13,418	14,814	(1,396)
Withdrawals from storage natural gas inventory (BBtu)	20,905	14,840	6,065
Revenues	$3,053	$3,962	$(909)
Cost of products sold	1,390	2,616	(1,226)
Segment margin	1,663	1,346	317
Unrealized (gains) losses on commodity risk management activities	(35)	66	(101)
Operating expenses, excluding non-cash compensation expense	(246)	(279)	33
Selling, general and administrative expenses, excluding non-cash compensation expense	(50)	(51)	1
Adjusted EBITDA related to unconsolidated affiliates	24	25	(1)
Other	2	4	(2)
Segment Adjusted EBITDA	$1,358	$1,111	$247
Volumes. For the year ended December 31, 2024 compared to the prior year, transported volumes of gas on our Texas and Oklahoma intrastate pipelines decreased primarily due to less third-party transportation and decreased gas production from the Haynesville area. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Years Ended December 31,
	2024	2023	Change
Transportation fees	$866	$852	$14
Natural gas sales and other (excluding unrealized gains and losses)	657	392	265
Retained fuel revenues (excluding unrealized gains and losses)	35	64	(29)
Storage margin, including fees (excluding unrealized gains and losses)	70	104	(34)
Unrealized gains (losses) on commodity risk management activities	35	(66)	101
Total segment margin	$1,663	$1,346	$317
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $265 million in realized natural gas sales and other primarily due to higher pipeline optimization from physical sales and settled derivatives; and
•an increase of $14 million in transportation fees primarily due to the recovery of certain fees earned in a prior period on our Texas system; partially offset by
•a decrease of $34 million in storage margin primarily due to lower storage optimization from settled derivatives.
Interstate Transportation and Storage

	Years Ended December 31,
	2024	2023	Change
Natural gas transported (BBtu/d)	16,877	16,481	396
Natural gas sold (BBtu/d)	32	28	4
Revenues	$2,296	$2,375	$(79)
Cost of products sold	9	6	3
Segment margin	2,287	2,369	(82)
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	(807)	(746)	(61)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(129)	(115)	(14)
Adjusted EBITDA related to unconsolidated affiliates	477	496	(19)
Other	—	5	(5)
Segment Adjusted EBITDA	$1,828	$2,009	$(181)
Volumes. For the year ended December 31, 2024 compared to the prior year, transported volumes increased primarily due to more capacity sold and higher utilization on our Panhandle, Trunkline and Gulf Run systems due to increased demand.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $82 million in segment margin primarily due to a $36 million decrease due to lower operational gas sales resulting from lower prices, a $22 million decrease in parking revenue, a $21 million decrease due to lower volumes and a $10 million decrease due to lower rates on several of our interstate pipeline systems. These decreases were partially offset by an $8 million increase in storage revenue;
•an increase of $61 million in operating expenses primarily due to a $35 million increase in maintenance project costs, an aggregate $22 million increase in employee related costs, outside services, materials and office expense, and a $6 million increase from the revaluation of system gas;
•a decrease of $19 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $23 million decrease from our Midcontinent Express Pipeline joint venture due to capacity sold at lower rates and a $6 million decrease from our Citrus joint venture primarily due to higher operating expenses. These decreases were partially offset by a $10 million increase from our Southeast Supply Header joint venture due to higher contracted volumes;

•an increase of $14 million in selling, general and administrative expenses primarily due to higher professional fees and employee costs; and
•a decrease of $5 million in other primarily due to the prior period recognition of certain amounts related to a shipper bankruptcy.
Midstream

	Years Ended December 31,
	2024	2023	Change
Gathered volumes (BBtu/d)	20,272	19,937	335
NGLs produced (MBbls/d)	1,019	880	139
Equity NGLs (MBbls/d)	58	43	15
Revenues	$11,199	$10,406	$793
Cost of products sold	6,637	6,503	134
Segment margin	4,562	3,903	659
Operating expenses, excluding non-cash compensation expense	(1,550)	(1,204)	(346)
Selling, general and administrative expenses, excluding non-cash compensation expense	(199)	(199)	—
Adjusted EBITDA related to unconsolidated affiliates	23	20	3
Other	74	5	69
Segment Adjusted EBITDA	$2,910	$2,525	$385
Volumes. For the year ended December 31, 2024 compared to the prior year, gathered volumes increased primarily due to recently acquired assets and higher volumes in the Permian region. NGL production increased primarily due to recently acquired assets and increased Permian plant utilization.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $686 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $69 million in other primarily from the recognition of proceeds from a business interruption claim; and
•an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to recently acquired assets; partially offset by
•an increase of $346 million in operating expenses primarily due to a $297 million increase related to recent acquisitions and assets placed in service, a $30 million increase in employee costs and a $10 million increase in expense projects; and
•a decrease of $27 million in segment margin due to lower natural gas prices of $59 million, partially offset by higher NGL prices of $32 million.

NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2024	2023	Change
NGL transportation volumes (MBbls/d)	2,206	2,116	90
Refined products transportation volumes (MBbls/d)	579	540	39
NGL and refined products terminal volumes (MBbls/d)	1,469	1,430	39
NGL fractionation volumes (MBbls/d)	1,110	1,023	87
Revenues	$24,530	$21,903	$2,627
Cost of products sold	19,406	17,049	2,357
Segment margin	5,124	4,854	270
Unrealized (gains) losses on commodity risk management activities	38	(38)	76
Operating expenses, excluding non-cash compensation expense	(957)	(892)	(65)
Selling, general and administrative expenses, excluding non-cash compensation expense	(160)	(157)	(3)
Adjusted EBITDA related to unconsolidated affiliates	134	126	8
Other	—	1	(1)
Segment Adjusted EBITDA	$4,179	$3,894	$285
Volumes. For the year ended December 31, 2024 compared to the prior year, NGL transportation volumes increased primarily due to higher volumes from the Permian and Eagle Ford regions and on our Mariner East pipeline system.
The increase in transportation volumes and the commissioning of our eighth fractionator in August 2023 also led to higher fractionated volumes at our Mont Belvieu NGL Complex.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2024	2023	Change
Fractionators and refinery services margin	$935	$888	$47
Transportation margin	2,582	2,399	183
Storage margin	315	319	(4)
Terminal services margin	984	892	92
Marketing margin	347	318	29
Unrealized gains (losses) on commodity risk management activities	(38)	38	(76)
Total segment margin	$5,125	$4,854	$271
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $183 million in transportation margin primarily due to a $161 million increase from higher throughput and contractual rate escalations on our Mariner East and our Gulf Coast pipeline systems and a $24 million increase on our refined products pipelines, as well as a $12 million increase in intrasegment margin which was fully offset within our fractionators margin. These increases were partially offset by an $12 million decrease in intrasegment margin which is fully offset within our marketing margin and a $5 million decrease from the timing of third-party deficiency payments on our Northeast region pipelines;
•an increase of $92 million in terminal services margin primarily due to an $80 million increase in fees from loading volumes for export at our Nederland and Marcus Hook terminals and a $12 million increase from higher throughput and storage at our refined product terminals;
•an increase of $47 million in fractionators and refinery services margin primarily due to a $56 million increase resulting from higher throughput as our eighth fractionator was placed in service in August 2023 and a $3 million increase from our refinery services business. These increases were partially offset by a $12 million decrease in intrasegment margin which was fully offset within our transportation margin;

•an increase of $29 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to higher gains during 2024 from the optimization of hedged NGL and refined product inventories and an $12 million increase in intrasegment margin which is fully offset within our transportation margin; and
•an increase of $8 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to increased volume on our White Cliffs NGL Pipeline; partially offset by
•an increase of $65 million in operating expenses primarily due to a $24 million increase in employee costs, a $17 million increase resulting from the timing of project related expenses, a $15 million increase in outside services expenses, a $13 million increase in ad valorem taxes and increases totaling $13 million from various other operating expenses. These increases were partially offset by an $18 million decrease in gas and power utility costs; and
•an increase of $3 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets.
Crude Oil Transportation and Services

	Years Ended December 31,
	2024	2023	Change
Crude oil transportation volumes (MBbls/d)	6,612	5,282	1,330
Crude oil terminals volumes (MBbls/d)	3,346	3,377	(31)
Revenue	$28,539	$26,536	$2,003
Cost of products sold	24,407	23,071	1,336
Segment margin	4,132	3,465	667
Unrealized losses on commodity risk management activities	16	13	3
Operating expenses, excluding non-cash compensation expense	(852)	(699)	(153)
Selling, general and administrative expenses, excluding non-cash compensation expense	(149)	(120)	(29)
Adjusted EBITDA related to unconsolidated affiliates	28	19	9
Other	2	3	(1)
Segment Adjusted EBITDA	$3,177	$2,681	$496
Volumes. For the year ended December 31, 2024 compared to the prior year, crude oil transportation volumes were higher due to continued growth on our gathering systems, as well as contributions from recently acquired assets and from assets contributed upon the recent formation of the ET-S Permian joint venture with Sunoco LP, partially offset by lower volumes on our Bakken Pipeline.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $670 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $541 million increase from recently acquired assets and assets contributed upon the recent formation of the ET-S Permian joint venture, a $122 million increase in transportation revenues from existing assets and a $7 million increase in our crude oil acquisition and marketing business from more favorable market conditions; and
•an increase of $9 million in Adjusted EBITDA related to unconsolidated affiliates due to recently acquired assets and higher volumes on our White Cliffs crude pipeline; partially offset by
•an increase of $153 million in operating expenses primarily due to a $106 million increase from recently acquired assets and assets contributed upon the recent formation of the ET-S Permian joint venture, a $15 million increase in outside services, an $11 million increase in ad valorem taxes, a $10 million increase in employee expenses and various increases in volume-driven expenses; and
•an increase of $29 million in selling, general and administrative expenses primarily due to a $27 million increase from recently acquired assets and assets contributed upon the recent formation of the ET-S Permian joint venture, as well as higher employee costs.

Investment in Sunoco LP

	Years Ended December 31,
	2024	2023	Change
Revenues	$22,693	$23,068	$(375)
Cost of products sold	20,595	21,703	(1,108)
Segment margin	2,098	1,365	733
Unrealized (gains) losses on commodity risk management activities	12	(21)	33
Operating expenses, excluding non-cash compensation expense	(611)	(420)	(191)
Selling, general and administrative, excluding non-cash compensation expense	(266)	(113)	(153)
Adjusted EBITDA related to unconsolidated affiliates	101	10	91
Inventory valuation adjustments	86	114	(28)
Other, net	37	29	8
Segment Adjusted EBITDA	$1,457	$964	$493
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $738 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the acquisitions of NuStar and Zenith European terminals; and
•an increase of $91 million in Adjusted EBITDA related to unconsolidated affiliates due to the formation of the ET-S Permian joint venture; partially offset by
•an increase of $191 million in operating expenses and $153 million in selling, general and administrative expenses primarily due to the acquisitions of NuStar and Zenith European terminals.
Investment in USAC

	Years Ended December 31,
	2024	2023	Change
Revenues	$950	$846	$104
Cost of products sold	146	137	9
Segment margin	804	709	95
Operating expenses, excluding non-cash compensation expense	(166)	(147)	(19)
Selling, general and administrative, excluding non-cash compensation expense	(54)	(51)	(3)
Other, net	—	1	(1)
Segment Adjusted EBITDA	$584	$512	$72
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $95 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services, higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts; partially offset by
•an increase of $19 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower; and
•an increase of $3 million in selling, general and administrative expenses primarily due to an increase in professional fees.

All Other

	Years Ended December 31,
	2024	2023	Change
Revenue	$1,747	$1,798	$(51)
Cost of products sold	1,709	1,740	(31)
Segment margin	38	58	(20)
Unrealized (gains) losses on commodity risk management activities	25	(22)	47
Operating expenses, excluding non-cash compensation expense	(20)	(40)	20
Selling, general and administrative expenses, excluding non-cash compensation expense	(62)	(85)	23
Adjusted EBITDA related to unconsolidated affiliates	6	4	2
Other and eliminations	3	87	(84)
Segment Adjusted EBITDA	$(10)	$2	$(12)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA decreased due to the net impact of the following:
•a decrease of $42 million primarily due to intersegment eliminations of Sunoco LP’s 32.5% share of the ET-S Permian joint venture, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment, partially offset by higher acquisition costs in 2023 related to the Lotus Midstream and Crestwood acquisitions;
•a decrease of $9 million due to favorable results from our captive insurance company in the prior year; and
•a decrease of $5 million from our dual drive compression business due to lower gas prices; partially offset by
•an increase of $45 million in our natural gas marketing business due to increased residue sales resulting from the integration of the recently acquired WTG Midstream assets, as well as higher gains from storage positions.
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
We believe that we have sufficient liquidity and sources of funding to meet our cash requirements over the near term and for the longer term. We expect to satisfy our working capital needs through cash generated by our operations. As of December 31, 2024, we had cash and cash equivalents of $312 million and availability under our revolving credit facility of $2.21 billion.
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
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. We have material purchase commitments for crude oil; as of December 31, 2024, those purchase commitments totaled an estimated $50.34 billion (of which $22.45 billion would be due in 2025) based on either the current market price for variable price contracts or the contracted price for fixed price contracts.
We currently expect capital expenditures in 2025 to be approximately as follows (including capitalized interest and overhead, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,400	$70
Interstate transportation and storage	170	205
Midstream	1,625	380
NGL and refined products transportation and services (1)	1,375	145
Crude oil transportation and services (1)	295	190
All other (including eliminations)	135	110
Total capital expenditures	$5,000	$1,100
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
Sunoco LP expects to invest at least $400 million in growth capital expenditures and approximately $150 million in maintenance capital expenditures in 2025.
USAC currently has budgeted between $38 million and $42 million in maintenance capital expenditures and currently has budgeted between $120 million and $140 million in expansion capital expenditures in 2025.
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

Following is a summary of operating activities by period:
Year Ended December 31, 2024
Cash provided by operating activities in 2024 was $11.51 billion and net income was $6.57 billion. The difference between net income and net cash provided by operating activities in 2024 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $196 million and other items totaling $4.84 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2024 consisted primarily of depreciation, depletion and amortization of $5.17 billion, deferred income taxes of $276 million, unfavorable inventory valuation adjustments of $86 million, non-cash compensation expense of $151 million and impairment losses of $52 million. Net income also included equity in earnings of unconsolidated affiliates of $379 million, a $586 million gain on Sunoco LP’s sale of its West Texas assets and losses on extinguishments of debt of $12 million in 2024.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $356 million in 2024.
Year Ended December 31, 2023
Cash provided by operating activities in 2023 was $9.56 billion and net income was $5.29 billion. The difference between net income and net cash provided by operating activities in 2023 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $451 million and other items totaling $4.43 billion, which includes non-cash items and items related to financing activities that are included in net income.
The non-cash activity in 2023 consisted primarily of depreciation, depletion and amortization of $4.39 billion, deferred income taxes of $203 million, unfavorable inventory valuation adjustments of $114 million, non-cash compensation expense of $130 million and impairment losses of $12 million. Net income also included equity in earnings of unconsolidated affiliates of $383 million and gains on extinguishments of debt of $2 million.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $353 million in 2023.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2024
Cash used in investing activities in 2024 was $5.90 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $4.09 billion. Additional detail related to our capital expenditures is provided in the following table. We received $24 million of cash proceeds from the sale of assets. The Partnership also received distributions of $75 million from unconsolidated affiliates. In 2024, we paid $2.17 billion, net of cash received, for the WTG Midstream acquisition, we paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and we also paid $250 million, net of cash received, for other acquisitions. In 2024, Sunoco LP paid $224 million in cash for acquisitions of terminals and other assets and received $27 million in cash from the NuStar acquisition. Additionally, in 2024, Sunoco LP received cash proceeds of $987 million from its sale of West Texas assets.
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

The following is a summary of the Partnership’s capital expenditures (including only our proportionate share of the Bakken, Rover, Bayou Bridge and Orbit Gulf Coast NGL Exports joint ventures, net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2024:
Intrastate transportation and storage	$58	$60	$118
Interstate transportation and storage	135	197	332
Midstream	929	394	1,323
NGL and refined products transportation and services	1,291	133	1,424
Crude oil transportation and services	271	152	423
Investment in Sunoco LP	220	124	344
Investment in USAC	244	32	276
All other (including eliminations)	272	70	342
Total capital expenditures	$3,420	$1,162	$4,582

Year Ended December 31, 2023:
Intrastate transportation and storage	$54	$39	$93
Interstate transportation and storage	219	164	383
Midstream	586	246	832
NGL and refined products transportation and services	551	128	679
Crude oil transportation and services	143	123	266
Investment in Sunoco LP	145	70	215
Investment in USAC	275	25	300
All other (including eliminations)	38	62	100
Total capital expenditures	$2,011	$857	$2,868
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
Following is a summary of financing activities by period:
Year Ended December 31, 2024
Cash used in financing activities was $5.45 billion in 2024. In 2024, we had a net increase in our debt level of $4.74 billion. During 2024, we paid distributions of $4.62 billion to our partners, we paid distributions of $1.78 billion to noncontrolling interests and we paid distributions of $67 million to our redeemable noncontrolling interests. In 2024, we paid $2.65 billion in cash for the redemption of our Series A, Series C, Series D and Series E Preferred Units and we paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, we received capital contributions of $638 million in cash from noncontrolling interests and we received capital contributions of $2 million in cash from redeemable noncontrolling interests. In 2024, we incurred debt issuance costs of $147 million. Additionally, in 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes, and Sunoco LP paid $784 million in cash for the redemption of NuStar preferred units.
Year Ended December 31, 2023
Cash used in financing activities was $5.33 billion in 2023. In 2023, we had a net increase in our debt level of $714 million. During 2023, we paid distributions of $4.25 billion to our partners, we paid distributions of $1.69 billion to noncontrolling interests and we paid distributions of $59 million to our redeemable noncontrolling interests. Additionally, in 2023, we received capital contributions of $3 million in cash from noncontrolling interests, and we incurred debt issuance costs of $45 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2024	2023
Energy Transfer Indebtedness:
Notes and debentures(1)(2)	$46,269	$43,016
Five-Year Credit Facility(2)	2,759	1,412
Subsidiary indebtedness:
Transwestern senior notes	75	250
Bakken Project senior notes(2)	850	1,850
Sunoco LP senior notes, bonds and lease-related obligations(1)(2)(3)	7,304	3,194
USAC Senior Notes(2)	1,750	1,475
Sunoco LP Credit Facility	203	411
USAC Credit Facility	772	872

Other long-term debt	11	18
Net unamortized premiums, discounts and fair value adjustments	77	127
Deferred debt issuance costs	(310)	(237)
Total debt	59,760	52,388
Less: current maturities of long-term debt(4)	8	1,008
Long-term debt, less current maturities	$59,752	$51,380
(1)As of December 31, 2024, these balances included a total of $3.08 billion aggregate principal amount of senior notes and bonds due on or before December 31, 2025 which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
(3)Sunoco LP assumed $2.57 billion aggregate principal amount of NuStar senior notes and bonds in connection with the closing of the NuStar acquisition in May 2024.
(4)As of December 31, 2023, current maturities of long-term debt reflected on the Partnership’s consolidated balance sheet included $1.00 billion of senior notes issued by a subsidiary of Dakota Access which were repaid in April 2024, as described below under “Recent Transactions.”
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Recent Transactions
Energy Transfer 2024 Senior Notes Redemptions
During the first quarter of 2024, the Partnership redeemed its $1.15 billion aggregate principal amount of 5.875% senior notes due January 2024, $350 million aggregate principal amount of 4.90% senior notes due February 2024 and $82 million aggregate principal amount of 7.60% senior notes due February 2024 using proceeds from its January 2024 notes issuance described below.
During the second quarter of 2024, the Partnership redeemed its $500 million aggregate principal amount of 4.25% senior notes due April 2024, $750 million aggregate principal amount of 4.50% senior notes due April 2024, $450 million aggregate principal amount of 8.00% senior notes due April 2029 and $600 million aggregate principal amount of 3.90% senior notes due May 2024 using cash on hand and proceeds from its Five-Year Credit Facility.
During the fourth quarter of 2024, the Partnership redeemed its $65 million aggregate principal amount of 9.00% debentures due November 2024, its Transwestern $175 million aggregate principal amount of 5.66% senior notes due December 2024 and its $500 million aggregate principal amount of 5.75% senior notes due April 2025 using cash on hand and proceeds from its Five-Year Credit Facility.
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% senior notes due April 2024 using proceeds from member contributions, which included $637 million reflected as capital contributions from noncontrolling interests recorded in the Partnership’s consolidated financial statements.
Energy Transfer 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% senior notes due 2034, $1.75 billion aggregate principal amount of 5.95% senior notes due 2054 and $800 million aggregate principal amount of 8.00% fixed-to-fixed reset rate junior subordinated notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility (defined below), to redeem its outstanding Series C Preferred Units and Series D Preferred Units and for general partnership purposes. The Partnership also used the proceeds to redeem its Series E Preferred Units in May 2024.
In June 2024, the Partnership issued $1.00 billion aggregate principal amount of 5.25% senior notes due 2029, $1.25 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 billion aggregate principal amount of 6.05% senior notes due 2054 and $400 million aggregate principal amount of 7.125% fixed-to-fixed reset rate junior subordinated notes due 2054. The Partnership used part of the net proceeds to redeem its outstanding Series A Preferred Units. It also used the net proceeds to fund a portion of its acquisition of WTG Midstream, refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, and for general partnership purposes.
Sunoco LP April 2024 Notes Issuance
On April 30, 2024, the Sunoco LP issued $750 million aggregate principal amount of 7.000% senior notes due 2029 and $750 million aggregate principal amount of 7.250% senior notes due 2032 in a private offering. Sunoco LP used the net proceeds from the offering to (i) repay certain outstanding indebtedness of NuStar, in connection with the merger between the Sunoco LP and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
NuStar Subordinated Note Redemption and Credit Facility Termination
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, Sunoco LP redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million. Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of December 31, 2024, this facility had zero outstanding borrowings.
USAC March 2024 Notes Issuance
In March 2024, USAC issued $1.00 billion aggregate principal amount of 7.125% senior notes due 2029. The net proceeds from this issuance were used to repay a portion of existing borrowings under USAC’s revolving credit facility, to redeem its $725 million aggregate principal amount of 6.875% senior notes due 2026, which constituted a legal defeasance under GAAP, and for general partnership purposes.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion until April 11, 2027, and, following the Partnership’s exercise of its option to extend the maturity date on December 18, 2024, up to $4.84 billion until April 11, 2029. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of December 31, 2024, the Five-Year Credit Facility had $2.76 billion of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $2.21 billion, after accounting for outstanding letters of credit in the amount of $30 million. The weighted average interest rate on the total amount outstanding as of December 31, 2024 was 4.65%.

Sunoco LP Credit Facility
As of December 31, 2024, the Sunoco LP Credit Facility had $203 million of outstanding borrowings and $43 million in standby letters of credit and matures in May 2029. The amount available for future borrowings was $1.25 billion at December 31, 2024. The weighted average interest rate on the total amount outstanding as of December 31, 2024 was 6.57%.
USAC Credit Facility
As of December 31, 2024, USAC had $772 million of outstanding borrowings and $1 million in outstanding letters of credit under the credit agreement. As of December 31, 2024, USAC had $827 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $783 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2024 was 6.98%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.12 to 1.00 at December 31, 2024, as calculated in accordance with the credit agreement.
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
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2024.
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
Energy Transfer Common Unit Distributions
Distributions declared and paid with respect to Energy Transfer common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
December 31, 2023	February 7, 2024	February 20, 2024	0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
September 30, 2024	November 8, 2024	November 19, 2024	0.3225
December 31, 2024	February 7, 2025	February 19, 2025	0.3250

The total amounts of distributions declared and paid during the periods presented (all from Available Cash from Energy Transfer’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2024	2023
Limited Partners	$4,384	$3,984
General Partner interest	4	3
Total Energy Transfer distributions	$4,388	$3,987
Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I
December 31, 2022	February 1, 2023	February 15, 2023	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.98	—	0.4609	0.4766	0.4750	33.75	35.63	32.50	—
June 30, 2023	August 1, 2023	August 15, 2023	23.89	33.125	0.6294	0.4766	0.4750	—	—	—	—
September 30, 2023	November 1, 2023	November 15, 2023	24.67	—	0.6489	0.6622	0.4750	33.75	35.63	32.50	—
December 31, 2023	February 1, 2024	February 15, 2024	24.71	33.125	0.6075	0.6199	0.4750	—	—	—	0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.99	—	—	—	0.4750	33.7500	35.63	32.50	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.88	33.125	—	—	—	—	—	—	0.2111	(2)
September 30, 2024	November 1, 2024	November 15, 2024	—	—	—	—	—	33.7500	35.63	32.50	0.2111	(2)
December 31, 2024	February 1, 2025	February 15, 2024	—	33.125	—	—	—	—	—	—	0.2111	(2)
(1)    Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)    For the period ended December 31, 2024, the cash distribution for the Series I Preferred Units was paid on February 14, 2025 to unitholders of record as of the close of business on February 4, 2025. For the period ended September 30, 2024, the cash distribution for the Series I Preferred Units was paid on November 14, 2024 to unitholders of record as of the close of business on November 4, 2024. For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units was paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s IDRs. As of December 31, 2024, Sunoco LP had approximately 136.2 million common units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2022	February 21, 2023	$0.8255
March 31, 2023	May 22, 2023	0.8420
June 30, 2023	August 21, 2023	0.8420
September 30, 2023	November 20, 2023	0.8420
December 31, 2023	February 20, 2024	0.8420
March 31, 2024	May 20, 2024	0.8756
June 30, 2024	August 19, 2024	0.8756
September 30, 2024	November 19, 2024	0.8756
December 31, 2024	February 19, 2025	0.8865
The total amount of distributions to the Partnership from Sunoco LP for the periods presented below is as follows:

	Years Ended December 31,
	2024	2023
Distributions from Sunoco LP
Limited Partner interests	$100	$96
General Partner interest and IDRs	145	77
Total distributions from Sunoco LP	$245	$173
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2024, USAC had approximately 117 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.

Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2022	February 3, 2023	$0.5250
March 31, 2023	May 5, 2023	0.5250
June 30, 2023	August 4, 2023	0.5250
September 30, 2023	November 3, 2023	0.5250
December 31, 2023	February 2, 2024	0.5250
March 31, 2024	May 3, 2024	0.5250
June 30, 2024	August 2, 2024	0.5250
September 30, 2024	November 1, 2024	0.5250
December 31, 2024	February 7, 2025	0.5250
The total amount of distributions to the Partnership from USAC for the periods presented below is as follows:

	Years Ended December 31,
	2024	2023
Distributions from USAC
Limited Partner interests	$97	$97
Total distributions from USAC	$97	$97
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results are estimated using volume estimates and market prices for our intrastate transportation and storage segment, our midstream segment, and our NGL and refined products transportation and services segment. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2024 represent the actual results in all material respects.
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
During the years ended December 31, 2024, 2023 and 2022, the Partnership recorded total assets of approximately $11.36 billion, $9.71 billion and $1.38 billion, respectively, in connection with business combinations.

During the years ended December 31, 2024, 2023 and 2022, the Partnership recorded impairments totaling $52 million, $12 million and $386 million, respectively. Additional information on the impairments recorded during these periods is available in Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Legal and Regulatory Matters. We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from claims, orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints. As of December 31, 2024 and 2023, accruals of $281 million and $285 million, respectively, were reflected in our consolidated balance sheets related to these contingent obligations.
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
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheets reflected $278 million and $277 million in environmental accruals as of December 31, 2024 and 2023, respectively.
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
Deferred Income Taxes. Energy Transfer recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal excess business interest expense carryforwards totaling $197 million have been included in Energy Transfer’s consolidated balance sheet as of December 31, 2024. The state NOL carryforward benefits of $81 million ($64 million net of federal benefit) began expiring in 2024 with a substantial portion expiring between 2033 and 2039. Energy Transfer’s corporate subsidiaries have federal NOLs of $537 million ($113 million in benefits), all of which was generated in 2018 or later. A total of $341 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. A foreign subsidiary of Sunoco LP had a net operating loss of $56 million ($15 million in benefits) which can be carried forward indefinitely. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
•governmental regulation, taxation and tariffs;
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
•the costs and effects of legal and administrative proceedings; and
•risks associated with a potential failure to successfully combine our business with those of companies we have acquired or may acquire in the future.
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

The following tables summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2024 and 2023 for the Partnership and its consolidated subsidiaries. Dollar amounts are presented in millions.

	December 31, 2024			December 31, 2023
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	6,630	$5	$3	5,247	$16	$2
Basis Swaps IFERC/NYMEX	3,490	(6)	3	(46,975)	20	5
Swing Swaps	(156,820)	(7)	1	(97,728)	18	1
Options – Puts	—	—	—	1,900	(2)	—
Option - Calls	—	—	—	250	—	—
Forward Physical Contracts(1)	—	—	—	(1,751)	8	1
Power (Megawatt):
Forwards	6,040	1	—	155,600	1	—
Futures	(140,137)	1	1	(464,897)	—	1
Options – Puts	(17,600)	—	—	136,000	—	—
Options – Calls	—	—	—	—	—	—
Crude (MBbls):
Forward/Swaps	(22,512)	(10)	39	(2,674)	8	5
Option - Puts	—	—	—	(15)	—	—
Option - Calls	—	—	—	(20)	—	—
NGL/Refined Products (MBbls):
Forwards/Swaps	(15,063)	(4)	58	(13,870)	20	43
Option - Puts	(9)	—	—	121	(1)	—
Option - Calls	(14)	—	—	(43)	(1)	—
Futures	(1,763)	(7)	13	(4,548)	17	38
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(47,170)	1	2	(39,013)	1	1
Fixed Swaps/Futures	(47,170)	(4)	15	(39,013)	45	9
(1) Natural gas forward physical contracts are no longer reflected as mark-to-market derivatives in 2024.
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
Interest Rate Risk
As of December 31, 2024, we and our subsidiaries had $4.33 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $43 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes USAC’s interest rate swap which is no longer outstanding as of December 31, 2024, and which was not designated as a hedge for accounting purposes (dollar amounts presented in millions):

Term	Type	Notional Amount Outstanding
		December 31, 2024	December 31, 2023
December 2025(1)	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$—	$700
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including Marshall S. McCrea, III and Thomas E. Long, Co-Chief Executive Officers of our General Partner (Co-Principal Executive Officers), and Dylan A. Bramhall (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including Messrs. McCrea, Long and Bramhall, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2024.
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
On July 15, 2024, Energy Transfer LP completed its acquisition of WTG Midstream. Management acknowledges that it is responsible for establishing and maintaining a system of internal controls over financial reporting for WTG Midstream. We are in the process of integrating WTG Midstream, and we therefore have excluded WTG Midstream from our December 31, 2024 assessment of the effectiveness of internal control over financial reporting. WTG Midstream assets were less than 3.0% of Energy Transfer LP’s total assets as of December 31, 2024 and WTG Midstream third-party revenues were less than 1.0% of Energy Transfer LP’s total revenues for the year ended December 31, 2024. The impact of the acquisition of WTG Midstream has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls are being evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 14, 2025 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of WTG Midstream Holdings LLC (“WTG Midstream”), a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting less than three percent and less that one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report on Internal Control over Financial Reporting, WTG Midstream was acquired during 2024. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of WTG Midstream.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 14, 2025

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of January 1, 2025, our Board of Directors is comprised of nine persons, four of whom qualify as “independent” under the NYSE’s corporate governance standards. As a limited partnership, we are not required under the NYSE’s corporate governance standards (Section 303A) to have a majority of independent directors. We have determined that Messrs. Anderson, Brannon, Grimm and Perry are all “independent” under the NYSE’s corporate governance standards.
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

Annual Certification
In 2024, our Co-Chief Executive Officers provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Michael K. Grimm qualified as an audit committee financial expert during 2024. A description of the qualifications of Mr. Grimm may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and approves the filing of our Form 10-K, which includes our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton the firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of Energy Transfer be included in Energy Transfer’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Insider Trading Policy
The Board has adopted insider trading policies and procedures that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our insider trading policy is applicable to all employees, officers and directors and, among other things, (i) prohibits our employees, officers, directors and related persons and entities from trading in securities of Energy Transfer and its affiliated companies while in possession of material, non-public information, (ii) prohibits our employees, officers and directors from disclosing material, non-public information to persons outside of the Partnership, other than in the course of performance of their duties, and (iii) requires that certain individuals who are designated as “Insiders” only transact in Partnership securities during an open trading window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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

Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner as of February 14, 2025. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	69	Executive Chairman of the Board of Directors
Thomas E. Long	68	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Marshall S. (Mackie) McCrea, III	65	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Dylan A. Bramhall	48	Executive Vice President and Group Chief Financial Officer (Principal Financial Officer)
James M. Wright, Jr.	56	Executive Vice President, General Counsel and Chief Compliance Officer
Gregory G. McIlwain	66	Executive Vice President — Operations
A. Troy Sturrock	54	Group Senior Vice President and Controller (Principal Accounting Officer)
Steven R. Anderson	75	Director
Richard D. Brannon	66	Director
Michael K. Grimm	70	Director
John W. McReynolds	74	Director
James R. (Rick) Perry	74	Director
Matthew S. Ramsey	69	Director
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
Thomas E. Long. Mr. Long has served as the Co-Chief Executive Officer of our general partner since January 2021. Mr. Long served as Chief Financial Officer of Energy Transfer’s general partner from February 2016 until January 2021, and has been a director of our general partner since April 2019. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Chief Financial Officer of ETO until its merger into Energy Transfer LP in April 2021, and was previously Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. Mr. Long served as a director of Sunoco LP from May 2016 until May 2021, and has served on the Board of USAC since April 2018. In May 2022, Mr. Long was appointed to the board of directors of Texas Capital Bancshares, Inc (NASDAQ: TCBI). Mr. Long was appointed to the board of directors of TXSE Group Inc., the parent company of the Texas Stock Exchange, in July 2024. Mr. Long was selected to serve on our Board of Directors because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
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
Dylan A. Bramhall. Mr. Bramhall has served as Executive Vice President and Group Chief Financial Officer of our general partner since November 2022 and currently is also Chief Financial Officer of Sunoco LP’s general partner. He has also served on the board of directors of USAC since April 2024. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, Capital Markets, Accounting, Financial Reporting and Investor Relations groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
Gregory G. McIlwain. Mr. McIlwain is Executive Vice President of Operations for Energy Transfer and has more than three decades of experience in the oil and gas industry. Mr. McIlwain has been with the Partnership since its acquisition of Transwestern Pipeline in 2006 and has held senior leadership positions in the operations group for more than 10 years, most recently as Group Senior Vice President. Prior to joining Energy Transfer, he worked for Texas Utilities Generating Company and several Enron entities. He graduated from Texas A&M with a Mechanical Engineering degree.
James M. Wright, Jr. Mr. Wright was appointed as Executive Vice President, General Counsel and Chief Compliance Officer of our general partner in December 2022. He became Executive Vice President - Legal and Chief Compliance Officer of ET’s general partner in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Mr. Wright has been a part of the Energy Transfer legal team with increasing levels of responsibility since July 2005 and has held various senior-level positions in the legal department including General Counsel of the general partner of Energy Transfer Partners, L.P. from December 2015 to October 2018 and Deputy General Counsel from May 2008 to December 2015. Since April 2024, Mr. Wright has served on the board of directors of USAC. Prior to joining Energy Transfer, Mr. Wright gained significant experience at Enterprise Products Partners, L.P., El Paso Corp., Sonat Exploration Company and KPMG Peat Marwick LLP. Mr. Wright earned a Bachelor of Business Administration degree in Accounting and Finance from Texas A&M University and a JD from South Texas College of Law.
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
James R. (Rick) Perry. Mr. Perry was appointed to the Board of Directors of our general partner in January 2020. He formerly served as U.S. Secretary of Energy from March 2017 until December 2019. Prior to that, he served as the Governor of the State of Texas from 2000 until January 2015. Mr. Perry served as Lieutenant Governor of Texas from 1998 to 2000, and as Agriculture Commissioner from 1991 to 1998. Prior to 1991, he also served in the Texas House of Representatives. Mr. Perry previously served on the Board of Directors of ETO from February 2015 until December 2016. Mr. Perry was appointed to the board of directors of TXSE Group Inc., the parent company of the Texas Stock Exchange, in July 2024. Mr. Perry was selected to serve as a director because of his vast experience as an executive in the highest office of state government. In addition, Mr. Perry has been involved in finance and budget planning processes throughout his career in government as a member of the Texas House Appropriations Committee, the Legislative Budget Board and as Governor.
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

Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2024.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Named Executive Officers
Energy Transfer does not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of Energy Transfer’s management functions. As a result, the executive officers of our General Partner are Energy Transfer’s executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The persons we refer to in this discussion as our “named executive officers” are the following:
•Marshall S. (Mackie) McCrea, III, Co-Chief Executive Officer;
•Thomas E. Long, Co-Chief Executive Officer;
•Dylan A. Bramhall, Executive Vice President and Group Chief Financial Officer;
•James M. Wright, Jr., Executive Vice President, General Counsel and Chief Compliance Officer;
•Gregory G. McIlwain, Executive Vice President, Operations; and
•Aden (Troy) Sturrock, Group Senior Vice President and Controller.
Our Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for its executive officers, including the named executive officers, that provides for a slightly below the median market annual base compensation (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its executive officers, including the named executive officers, to the success of the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit, phantom unit awards or cash restricted unit awards under the Partnership’s equity incentive plan(s) or the equity incentive programs of Sunoco LP, as applicable based on the allocation of executive officers awards in applicable years. Annual equity-based incentive awards, including awards to the named executive officers, are intended to provide a long-term incentive and retention value to key employees, and to encourage key employees to focus their efforts on increasing the market price of the Partnership’s publicly traded units and to increase the cash distribution the Partnership and/or the other affiliated partnerships pay to their respective unitholders.
Since 2020, the Partnership has granted a combination of restricted unit and/or phantom unit awards (“RSUs”) and cash restricted units (“CRSUs”). The awards are generally split based on 75% RSUs and 25% CRSUs. The RSUs vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service and the CRSUs vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders. While the Partnership utilizes time-based forms of equity awards, the grant date valuation utilizes a modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are a time-vested vehicle.
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
Components of Executive Compensation
For the year ended December 31, 2024, the compensation granted to our named executive officers consisted of the following components:
•annual base salary;
•non-equity incentive plan compensation consisting solely of discretionary cash bonuses based on stated performance objectives;
•time-vested RSUs and CRSUs under the equity incentive plan(s);
•payment of distribution equivalent rights (“DERs”) on unvested RSUs under our equity incentive plan(s); and
•401(k) plan employer matching contributions.
Methodology
The Energy Transfer Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executives, including the named executive officers. The Energy Transfer Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the Energy Transfer Compensation Committee engages a third-party independent compensation consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, in 2023 Meridian Compensation Partners, LLC (“Meridian”) completed an evaluation of the market competitiveness of total compensation levels of a number of officers of the Partnership, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including named executive officers during the year ended December 31, 2023. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership continued to rely on the Meridian analysis for calendar year 2024.

In conducting its review, Meridian assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect the profile of Energy Transfer. The final “peer group” consisted of the core group of peers (i.e. the eight most similar peers in terms of business, revenues, assets and market value as well as competition for talent at the senior management level) and a group of expanded reference companies composed of a broader group of oil and gas companies, including additional integrated, upstream and midstream comparators whose data provided additional market context. As part of the evaluation conducted by Meridian, a determination was made to focus the analysis largely on the core energy industry peers. This decision was based on a determination that the core peer group provided a more than sufficient amount of comparative data to consider and evaluate total compensation. This focus allowed Meridian to report on this specific core peer data comparing the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at industry peer group companies with those of our executives, including the named executive officers to ensure that compensation of the executives, including the named executive officers is both consistent with the compensation philosophy and competitive with the compensation for named executive officers of these other companies, while at the same time considering whether the context provided by the expanded group offered additional information that should be considered by the Compensation Committee. The core identified companies were:

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
Following Meridian’s 2023 review, the Energy Transfer Compensation Committee reviewed the information provided, including Meridian’s specific summary observations and recommended considerations for all compensation going forward. The observations addressed overall competitive market trends, peer company approaches to compensation and short and long-term incentive plan design, the Energy Transfer Compensation Committee considered and reviewed the results of the study performed by Meridian to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Meridian’s conclusions and recommendations. While Meridian found that the Partnership is continuing to achieve its stated objectives with respect to the “at-risk” approach, Meridian also recommended certain adjustments for consideration, which considerations were designed to allow the Partnership to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). In respect of the 2023 Meridian review, the Energy Transfer Compensation Committee, in consultation with Meridian and executive management, approved the adoption of the Amended and Restated Energy Transfer LP Annual Bonus Plan (the “Amended Bonus Plan”) effective as January 1, 2023.
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
Base Salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e., approximately the 30th to 40th percentile of market) and are determined by the Energy Transfer Compensation Committee after taking into account the recommendations of Mr. Warren and market information.
During the merit review process, the Energy Transfer Compensation Committee considers the recommendations of Mr. Warren, any relevant compensation study data (with the data aged as appropriate) and the merit increase pool set for all employees of the

Partnership and/or its employing affiliates. During 2024, the Energy Transfer Compensation Committee approved a 4% increase to the base salary of Mr. McCrea to $1,524,500 from the prior level of $1,465,788; a 4% increase to the base salary of Mr. Long to $1,524,500 from the previous level of $1,465,788; an approximately 5% increase to the base salary of Mr. Bramhall to $644,500 from the previous level of $613,813; an approximately 4% increase to the base salary of Mr. Wright to $600,000 from the previous level of $576,125; an approximately 4% increase to the base salary of Mr. McIlwain to $463,000 from the previous level of $445,188; and an approximately 4% increase to the base salary of Mr. Sturrock to $381,300 from the previous level of $366,600.
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
Under the Amended Bonus Plan, the Energy Transfer Compensation Committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an Adjusted EBITDA Target, (ii) a DCF Target and (iii) a Departmental Budget Target. Under the Amended Bonus Plan, the Budget Targets were weighted 60% on the achievement of the Adjusted EBITDA Target, 25% on the achievement of the DCF Target and 15% on the achievement of the Departmental Budget Target. The total amount of cash to be allocated to the funded bonus pool will range from 0% to 135% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool under the Amended Bonus Plan is 130% of the total pool target.
While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards under both the Amended Bonus Plan are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
While the achievement of the Budget Targets sets a bonus pool under the Amended Bonus Plan, actual bonus awards are discretionary. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of the Budget Targets during the Performance Period in light of the contribution of each individual to our profitability and success during such year. The Energy Transfer Compensation Committee also considers the recommendation of Mr. Warren in determining the specific annual cash bonus amounts for the Co-Chief Executive Officers. The Energy Transfer Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and it does not utilize any formulaic approach to determine annual bonuses.
For Messrs. McCrea and Long, their 2024 bonus pool targets were 160% of their respective annual base earnings, consistent with their previous 2023 targets. For 2024, the Energy Transfer Compensation Committee approved short-term annual cash bonus pool targets for Messrs. Bramhall, Wright and McIlwain of 130% of their respective annual base earnings, consistent with their previous 2023 targets. Mr. Sturrock’s target for 2024 is 105% of his annual base earnings, consistent with his previous 2023 targets.
In February 2025, the Energy Transfer Compensation Committee certified 2024 performance results under the Amended Bonus Plan and authorized payment of 103% of the targeted pool. This bonus payout reflected the achievement of 100.1% of the Adjusted EBITDA Target, 102.6% of the DCF Target and 94% of, or $56 million under, the Department Budget Target.
Based on the approved results, the Energy Transfer Compensation Committee approved a cash bonus relating to the 2024 calendar year to Messrs. McCrea, Long, Bramhall, Wright, McIlwain and Sturrock in the amounts of $2,465,000, $2,465,000, $845,000, $790,000, $608,000 and $405,000, respectively.
Equity Awards. Energy Transfer maintains and operates (i) the Second Amended and Restated Energy Transfer LP 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”); (ii) the Energy Transfer LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”); the (iii) Energy Transfer LP 2015 Long-Term Incentive Plan (the “2015 Plan”); (iv) the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (the “Energy Transfer Plan,” together with the 2008 Incentive Plan, the 2011 Incentive Plan and the 2015 Plan, the “Energy Transfer Incentive Plans”). The Energy Transfer Incentive Plans authorize the Energy Transfer Compensation Committee, in its discretion, to grant awards, as applicable, under each respective plan of RSUs upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the Energy Transfer Incentive Plans. Energy Transfer has generally used time-vested restricted units and/or phantom units as the vehicle for its annual equity awards to eligible employees, including the named executive officers.
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
For 2024, the Energy Transfer Compensation Committee established long-term incentive targets for Messrs. McCrea and Long of 900% of their annual base earnings, consistent with their previous targets. For 2024, the Energy Transfer Compensation Committee approved long-term incentive targets for Messrs. Bramhall, Wright, McIlwain and Sturrock of 500%, 500%, 500% and 250%, respectively, of their respective annual base earnings, consistent with their previous targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering Energy Transfer’s modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are time-vested vehicles. For purposes of establishing an initial price, Energy Transfer utilizes a 60 trading-day trailing weighted average price of Energy Transfer common units prior to November 1 of the respective year. This average trading price is then subject to adjustment when Energy Transfer’s TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% of its identified peer group, the Energy Transfer Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If Energy Transfer’s TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% from the trailing weighted average price based on Energy Transfer’s performance as compared to the identified group. For 2024, the peer group included the following:

• Enterprise Products Partners, L.P.	• Plains All American Pipeline, L.P.
• The Williams Companies, Inc.	• MPLX LP
• Kinder Morgan, Inc.
For 2024, the Partnership’s TUR performed within 5% of the identified peer group based on the average of the identified comparison periods. Consequently, the 2024 long-term incentive base price was not adjusted, and the total available unit pool reflected 100% of the target.
In December 2024, the Energy Transfer Compensation Committee in consultation with Mr. Warren approved grants of RSUs to Messrs. McCrea, Long, Bramhall, Wright, McIlwain and Sturrock of 639,000 units, 639,000 units, 153,750 units, 142,500 units, 107,775 units, and 46,688 units, respectively. The Energy Transfer Compensation Committee also approved grants of CRSUs to Messrs. McCrea, Long, Bramhall, Wright, McIlwain and Sturrock of 213,000 units, 213,000 units, 51,250 units, 47,500 units, 35,925 units and 15,562 units, respectively.
The RSUs granted in 2024 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards is generally subject to continued employment through each specified vesting date. The RSU awards entitle the recipients to receive, with respect to each Energy Transfer unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by Energy Transfer to its common unitholders.
The CRSUs granted in 2024 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one Energy Transfer common unit upon vesting. The CRSU do not include rights to DER cash payments.
In approving the grant of such RSUs and CRSUs, including to the named executive officers, the Energy Transfer Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of Energy Transfer’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2024 awards would accelerate in the event of the death or disability of the recipient, including the named executive officers, or in the event of a change in control of Energy Transfer as that term is defined under the Energy Transfer Incentive Plans.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the Energy Transfer Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409A, which may include a six (6) month delay in the vesting after retirement. Beginning in 2022, the retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
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
Unit Ownership Guidelines. The Board of Directors of our General Partner has adopted Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of Energy Transfer with respect to Energy Transfer and Sunoco LP common units, as applicable. The applicable Guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under these Guidelines, (i) the Chief Executive Officer/Co-Chief Executive Officer(s) are expected to own common units having a minimum value of six times base salary; (ii) the Chief Operating Officer, the Chief Financial Officer, the General Counsel and other C-Suite executives expected to own common units having a minimum value of four times their respective base salary; and (iii) Senior Vice Presidents are expected to own common units having a minimum value of two times their respective base salary. In addition to the named executive officers, these Guidelines also apply to other covered executives, which executives are expected to own either directly or indirectly in accordance with the terms of the Guidelines, common units having minimum values ranging from one to four times their respective base salary.
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
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines. As of December 31, 2024, all of the named executive officers were compliant with the level required of the Guidelines as of that date.
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
In addition, the Partnership has also adopted the Partnership Severance Plan and Summary Plan Description (the “Severance Plan”), which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the Severance Plan). In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued group health insurance coverage. The Severance Plan also provides that we may determine to pay benefits in addition to those provided under the Severance Plan based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to our named executive officers upon a Qualified Termination have been excluded from “Compensation Tables – Potential Payments Upon a Termination or Change of Control” below.
Energy Transfer LP Non-Qualified Deferred Compensation Plan (the “Energy Transfer NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus, and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts (including the 2024 year) and currently has no plans to make any discretionary contributions to participants’ accounts.
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

Practices Related to the Grant of Certain Equity Awards in Relation to the Release of Material Nonpublic Information. We do not currently grant unit options or option-like equity awards to our employees or directors; therefore, we do not currently have a formal practice or policy with respect to the grant of unit options or option-like awards.
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
Compensation Committee Interlocks and Insider Participation
Mr. Steven R. Anderson and Mr. Michael K. Grimm are the only members of the Energy Transfer Compensation Committee. During 2024, no member of the Energy Transfer Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. Mr. Grimm is not a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009, as discussed in his biographical information included in “Item 10. Directors, Executive Officers and Corporate Governance.”
Report of Compensation Committee
The board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management of Energy Transfer. Based on this review and discussion, we have recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
The Compensation Committee of the
Board of Directors of LE GP, LLC,
general partner of Energy Transfer LP
Michael K. Grimm (Chairman)
Steven R. Anderson
The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Thomas E. Long	2024	$1,495,144	$—	$16,247,640	$2,465,000	$—	$25,917	$20,233,701
Co-Chief Executive Officer	2023	1,432,554	—	13,282,060	2,300,000	—	25,167	17,039,781
	2022	1,372,410	—	14,344,161	2,635,027	—	23,917	18,375,515
Marshall S. (Mackie) McCrea, III (4)	2024	1,495,144	—	16,247,640	2,465,000	—	28,687	20,236,471
Co-Chief Executive Officer	2023	1,432,554	—	13,282,060	2,300,000	—	24,044	17,038,658
	2022	1,372,410	1,600,000	14,344,161	2,635,027	—	22,794	19,974,392
Dylan A. Bramhall	2024	629,156	—	3,909,351	845,000	—	18,510	5,402,017
Group Chief Financial Officer	2023	594,406	—	3,222,286	825,000	—	17,760	4,659,452
	2022	429,808	—	3,241,514	700,000	—	16,298	4,387,620
James M. Wright, Jr.	2024	588,062	—	3,623,300	790,000	30,142	22,862	5,054,366
Executive Vice President, General Counsel and Chief Compliance Officer	2023	563,063	—	2,900,058	775,000	13,991	90,391	4,342,503
	2022	488,808	—	1,963,263	762,540	18,550	19,120	3,252,281
Gregory G. McIlwain	2024	454,094	—	2,740,359	608,000	242,998	13,537	4,058,988
Executive Vice President — Operations	2023	435,094	—	2,340,800	566,000	201,594	11,086	3,554,574
	2022	403,077	—	2,524,275	629,000	(223,796)	11,021	3,343,577
Aden (Troy) Sturrock	2024	373,950	—	1,187,107	405,000	—	20,660	1,986,717
Group Senior Vice President and Controller	2023	358,300	—	957,600	376,000	—	19,846	1,711,746
	2022	326,815	—	1,029,600	405,000	—	18,465	1,779,880
(1)Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Mr. Bramhall, the amount reflected above for equity awards in 2022 includes $621,960 related to equity awards of our subsidiary, Sunoco LP; such awards were not granted in the other periods presented. See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional assumptions underlying the value of the equity awards. Although the CRSU awards may only be settled in cash, they are based upon the value of Energy Transfer common units and are accounted for as equity awards within these compensation tables.
(2)Energy Transfer maintains the Amended Bonus Plan which provides for discretionary bonuses. Awards of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis.
(3)The amounts reflected for 2024 in this column include (i) matching contributions to the Energy Transfer 401(k) Plan made on behalf of the named executive officers of $17,250 each for Messrs. Long, McCrea, Bramhall, Wright and Sturrock and $5,137 for Mr. McIlwain, and (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Long, McCrea, Wright, McIlwain and Sturrock, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2024, distribution payments in connection with distribution equivalent rights totaled $4,162,472 for Mr. Long, $4,501,469 for Mr. McCrea, $761,753 for Mr. Bramhall, $649,729 for Mr. Wright, $531,702 for Mr. McIlwain, and $270,778 for Mr. Sturrock; these amounts include distribution payments on Sunoco LP unit awards for those executives with such unvested Sunoco LP awards.
(4)The amounts reflected in the bonus column for Mr. McCrea in 2022 includes $1,600,000 paid in connection with a time-vested cash award granted in 2020, no additional amounts remain outstanding under that award.

Grants of Plan-Based Awards in 2024

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards (1)
Energy Transfer Unit Awards:
Thomas E. Long	12/5/2024	639,000	$12,185,730
Marshal S. (Mackie) McCrea, III	12/5/2024	639,000	12,185,730
Dylan A. Bramhall	12/5/2024	153,750	2,932,013
James M. Wright, Jr.	12/5/2024	142,500	2,717,475
Gregory G. McIlwain	12/5/2024	107,775	2,055,269
Aden (Troy) Sturrock	12/5/2024	46,688	890,340
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/5/2024	213,000	4,061,910
Marshal S. (Mackie) McCrea, III	12/5/2024	213,000	4,061,910
Dylan A. Bramhall	12/5/2024	51,250	977,338
James M. Wright, Jr.	12/5/2024	47,500	905,825
Gregory G. McIlwain	12/5/2024	35,925	685,090
Aden (Troy) Sturrock	12/5/2024	15,562	296,767
(1)We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” For Energy Transfer CRSUs, the grant date fair value is discounted for the expected distribution yield during the vesting period, as those awards do not include distribution equivalent rights.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.
Outstanding Equity Awards at 2024 Fiscal Year-End

Name	Grant Date	Unit Awards
		Number of Units That Have Not Vested(1) (#)	Market or Payout Value of Units That Have Not Vested (2) ($)
Energy Transfer Unit Awards:
Thomas E. Long	12/5/2024	639,000	$12,518,010
	12/8/2023	782,138	15,322,083
	12/12/2022	958,950	18,785,831
	12/16/2021	448,500	8,786,115
	12/30/2020	264,872	5,188,842
Marshal S. (Mackie) McCrea, III	12/5/2024	639,000	12,518,010
	12/8/2023	782,138	15,322,083
	12/12/2022	958,950	18,785,831
	12/16/2021	448,500	8,786,115
	12/30/2020	395,266	7,743,261
Dylan A. Bramhall	12/5/2024	153,750	3,011,963
	12/8/2023	189,750	3,717,203
	12/12/2022	175,125	3,430,699
	12/16/2021	33,360	653,522
	12/30/2020	15,000	293,850
James M. Wright, Jr.	12/5/2024	142,500	2,791,575
	12/8/2023	170,775	3,345,482
	12/12/2022	131,250	2,571,188
	12/16/2021	52,778	1,033,913
	12/30/2020	39,502	773,844

Gregory G. McIlwain	12/5/2024	107,775	2,111,312
	12/8/2023	132,000	2,585,880
	12/12/2022	161,813	3,169,917
	12/16/2021	33,900	664,101
	12/30/2020	20,458	400,772
Aden (Troy) Sturrock	12/5/2024	46,688	914,618
	12/8/2023	54,000	1,057,860
	12/12/2022	66,000	1,292,940
	12/16/2021	22,950	449,591
	12/30/2020	18,200	356,538
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/5/2024	213,000	4,172,670
	12/8/2023	173,808	3,404,899
	12/12/2022	106,550	2,087,315
Marshal S. (Mackie) McCrea, III	12/5/2024	213,000	4,172,670
	12/8/2023	173,808	3,404,899
	12/12/2022	106,550	2,087,315
Dylan A. Bramhall	12/5/2024	51,250	1,003,988
	12/8/2023	42,167	826,052
	12/12/2022	19,459	381,195
James M. Wright, Jr.	12/5/2024	47,500	930,525
	12/8/2023	37,950	743,441
	12/12/2022	14,584	285,701
Gregory G. McIlwain	12/5/2024	35,925	703,771
	12/8/2023	29,334	574,653
	12/12/2022	17,979	352,209
Aden (Troy) Sturrock	12/5/2024	15,562	304,860
	12/8/2023	12,000	235,080
	12/12/2022	7,334	143,673
Sunoco LP Unit Awards:
Thomas E. Long	12/30/2020	11,120	572,013
Dylan A. Bramhall	12/12/2022	14,200	730,448
	12/16/2021	5,200	267,488
	12/30/2020	6,400	329,216
	10/27/2020	8,000	411,520
(1)Energy Transfer and Sunoco LP RSU awards outstanding vest as follows:
•at a rate of 60% in December 2027 and 40% in December 2029 for awards granted in December 2024;
•at a rate of 60% in December 2026 and 40% in December 2028 for awards granted in December 2023;
•at a rate of 60% in December 2025 and 40% in December 2027 for awards granted in December 2022;
•100% in December 2026 for the remaining outstanding portion of awards granted in December 2021; and
•100% in December 2025 for the remaining outstanding portion of awards granted in October and December 2020.
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

Energy Transfer CRSU awards granted in December 2024 vest 1/3 per year in December 2025, 2026 and 2027. The remaining Energy Transfer cash restricted unit awards granted in December 2023 vest 1/2 per year in December 2025 and 2026. The remaining outstanding Energy Transfer CRSU awards granted in December 2022 vest in December 2025.
(2)    Market value was computed as the number of unvested awards as of December 31, 2024 multiplied by the closing price of respective common units of Energy Transfer and Sunoco LP.
Units Vested in 2024

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Energy Transfer Unit Awards:
Thomas E. Long	758,750	$14,469,363
Marshall S. (Mackie) McCrea, III	945,710	18,034,690
Dylan A. Bramhall	71,040	1,354,733
James M. Wright, Jr.	115,286	2,198,512
Gregory G. McIlwain	68,850	1,312,970
Aden (Troy) Sturrock	51,225	976,861
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	318,038	6,064,985
Marshall S. (Mackie) McCrea, III	318,038	6,064,985
Dylan A. Bramhall	49,808	949,839
James M. Wright, Jr.	48,219	919,536
Gregory G. McIlwain	42,062	802,122
Aden (Troy) Sturrock	19,708	375,832
Sunoco LP Unit Awards:
Dylan A. Bramhall	7,800	431,106
(1)Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of applicable common units upon the vesting date.
We have not issued option awards.
Nonqualified Deferred Compensation Table
The Energy Transfer NQDC Plan is a deferred compensation plan which permits eligible highly compensated employees to defer a portion of their salary, bonus, and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the Energy Transfer NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested phantom unit distribution income, and/or 50% of their discretionary performance bonus compensation during the following year. Pursuant to the Energy Transfer NQDC Plan, Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the Energy Transfer NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the Energy Transfer NQDC Plan) of Energy Transfer, all Energy Transfer NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the Energy Transfer NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.

Name	Executive Contributions in Last FY ($) Acquired on Vesting (#)	Registrant Contributions in Last FY ($) ($) (1)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
James M. Wright, Jr.	—	—	30,142	—	113,878
Gregory G. McIlwain	548,851	—	242,998	—	2,225,390
(1)Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, any unvested equity awards (including CRSU awards granted pursuant the Energy Transfer Incentive Plans and/or the CRU Plan and/or the CRU Plan will automatically become vested upon a change of control, which is generally defined as the occurrence of one or more of the following events: (i) any person or group becomes the beneficial owner of 50% or more of the voting power or voting securities of Energy Transfer or its general partner; (ii) LE GP, LLC or an affiliate of LE GP, LLC ceases to be the general partner of Energy Transfer; or (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of the assets of Energy Transfer in one or more transactions to anyone other than an affiliate of Energy Transfer.
In addition, as explained in Equity Awards section of our Compensation Discussion and Analysis above, the RSU and CRSU awards under the Energy Transfer Incentive Plans, the Sunoco LP Plan, the 2012 Sunoco LP Plan and the CRU Plan generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. All awards outstanding to the named executive officers under the Energy Transfer Incentive Plans, the 2018 Sunoco LP Plan, the 2012 Sunoco LP Plan or the CRU Plan would be accelerated in the event of a change in control of the Partnership.
In addition, the Energy Transfer Compensation Committee and the compensation committee of the general partner of Sunoco LP, have approved a retirement provision, which provides that employees, including the named executive officers with at least five years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The acceleration of the awards is subject to the applicable provisions of IRC Section 409A. Beginning with awards granted in 2022, the retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration. As of December 31, 2024, only Mr. Long would be eligible to benefit from the retirement provisions. Awards that were granted to Mr. Long on or prior to December 31, 2023 (which would have been held for a full year as of a retirement that occurred on December 31, 2024), would have been eligible to accelerate under the 40% accelerated vesting provisions, estimated as of December 31, 2024 to be valued as $21,337,510. The timing of payments upon retirement would be delayed in compliance with IRC Section 409A.
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2024:

Name	Benefit	Termination due to Death or Disability ($) (1)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Thomas E. Long (2)	Unit Vesting	$70,837,777	$—	$70,837,777	$—
Marshall S. (Mackie) McCrea, III	Unit Vesting	72,820,183	—	72,820,183	—
Dylan A. Bramhall (2)	Unit Vesting	15,057,142	—	15,057,142	—
James M. Wright, Jr.	Unit Vesting	12,475,668	—	12,475,668	—
Gregory G. McIlwain	Unit Vesting	10,562,615	—	10,562,615	—
Aden (Troy) Sturrock	Unit Vesting	4,755,159	—	4,755,159	—
(1)The amounts reflected above represent the product of the number of RSUs and CRSUs units that were subject to vesting/restrictions on December 31, 2024 multiplied by the closing price of applicable common units on that date. However, at the time of an actual payment of the CRSUs, the “fair market value” that the payment will be based upon is not a single closing day price, but will be the average closing day price for the 10 trading days immediately preceding the vesting date. As an example of the difference that could occur at payment, as of December 31, 2024, the closing price used for the calculations above was $19.59 for each Partnership-based unit; the 10-day average price was $18.94, therefore amounts for the CRSUs would be calculated at a slightly lower per-unit price for a hypothetical payment on December 31, 2024.

(2)For Messrs. Long and Bramhall, the amounts reported above include outstanding Energy Transfer plan-based awards and outstanding Sunoco LP restricted units.
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
For the 2024 calendar year, the annual total compensation of Messrs. Long and McCrea, as reported in the Summary Compensation Table of this Item 11 was $20,233,701 and $20,236,471, respectively.
The median total compensation of the employees supporting the Partnership (other than Messrs. Long and McCrea) was $154,025 for 2024.
Based on this information, for 2024 the ratio of the annual total compensation of Messrs. Long and McCrea to the median of the annual total compensation of the employees supporting the Partnership as of December 31, 2024 was approximately 131 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2024, the applicable employee populations consisted of 11,191 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2024 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2024.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2024 resulting in an annual compensation of $154,025 with total cash compensation of $132,260 The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $14,261) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $7,504 per employee, includes $4,708 per employee on average matching contribution and $2,796 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).
5.With respect to Messrs. Long and McCrea, we used the amount reported in the “Total” column of our 2024 Summary Compensation Table under this Item 11.
Director Compensation
In 2024, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the Energy Transfer Audit Committee, such director would receive an annual cash retainer ($15,000 or $25,000 in the case of the chairman). If a director served on the Energy Transfer Compensation Committee, such director would receive an annual cash retainer ($7,500 or $15,000 in the case of the chairman). The fees for membership on the Conflicts Committee are determined on a per instance basis for each committee assignment.
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

The compensation paid to the non-employee directors of our General Partner in 2024 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Steven R. Anderson	$122,500	$152,950	$—	$275,450
Richard D. Brannon	175,000	152,950	—	327,950
Michael K. Grimm	180,000	152,950	—	332,950
John W. McReynolds	100,000	152,950	—	252,950
James R. Perry	100,000	152,950	—	252,950
Matthew S. Ramsey	100,000	152,950	—	252,950
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
Current year amounts reflect annual awards granted on January 2, 2025.
As of December 31, 2024, Mr. Anderson had 43,611 unvested Energy Transfer restricted units outstanding, Mr. Brannon had 43,611 unvested Energy Transfer restricted units outstanding, Mr. Grimm had 43,611 unvested Energy Transfer restricted units outstanding, Mr. McReynolds had 34,054 unvested Energy Transfer restricted units outstanding, Mr. Perry had 44,611 unvested Energy Transfer restricted units outstanding and Mr. Ramsey had 31,184 unvested Energy Transfer restricted units outstanding.
The executive chairman and the employee directors do not receive compensation for their service on the board of our General Partner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	36,119,806	—	38,573,100
Total	36,119,806	$—	38,573,100
Energy Transfer LP Units
The following table sets forth certain information as of February 7, 2025, regarding the beneficial ownership of our voting securities by (i) certain beneficial owners of more than 5% of our Common Units, (ii) each director and named executive officer of our General Partner and (iii) all current directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

	Beneficially Owned (2)		Percent of Class
Name and Address of Beneficial Owner (1)	Common Units	Class A Units(3)	Common Units	Class A Units
Kelcy L. Warren (4)	232,221,507	849,249,512	6.8%	100.0%
Thomas E. Long	1,555,831	—	*	N/A
Marshall S. (Mackie) McCrea, III (5)	4,361,151	—	*	N/A
Dylan A. Bramhall	177,591	—	*	N/A
James M. Wright, Jr.	346,566	—	*	N/A
Gregory G. McIlwain	243,040	—	*	N/A
A. Troy Sturrock	171,320	—	*	N/A
Steven R. Anderson (6)	1,578,944	—	*	N/A
Richard D. Brannon (7)	718,833	—	*	N/A
Michael K. Grimm (8)	851,791	—	*	N/A
John W. McReynolds (9)	3,023,288	—	*	N/A
James R. Perry	146,770	—	*	N/A
Matthew S. Ramsey	1,127,011	—	*	N/A
All Directors and Executive Officers as a group (13 persons)	246,523,643	849,249,512	7.2%	100.0%
*Less than 1%
(1)The address for all listed beneficial owners is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(2)Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. The nature of beneficial ownership for all listed persons is direct with sole investment and disposition power unless otherwise noted. The beneficial ownership of each listed person is based on 3,431,214,964 common units outstanding in the aggregate as of February 7, 2025.
(3)The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units and are not entitled to distributions and otherwise have no economic attributes. The Energy Transfer Class A Units are not convertible into, or exchangeable for, Partnership common units. Under the terms of the Energy Transfer Class A Units, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to the general partner additional Energy Transfer Class A Units such that Mr. Warren, through his majority ownership of our general partner, maintains the approximately 20% voting percentage in the Partnership represented by such Energy Transfer Class A Units equivalent to such Energy Transfer Class A Unit voting interest prior to such issuance of additional common units. This provision of the Energy Transfer Class A Units shall terminate at such time as Mr. Warren ceases to be an officer or director of our general partner, provided that all Energy Transfer Class A Units outstanding at such time shall be unchanged and remain outstanding. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 25%.
(4)Includes 123,385,650 common units held by Kelcy Warren Partners, L.P. and 10,224,429 common units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 100,577,803 common units held by Kelcy Warren Partners III, LLC formerly known as Seven Bridges Holdings, LLC, of which Mr. Warren is a member. Also includes 328,383 common units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 601,076 common units and 849,249,512 Energy Transfer Class A Units held by LE GP, LLC. Mr. Warren may be deemed to own common units and Energy Transfer Class A Units held by LE GP, LLC due to his ownership of 81.2% of its member interests. Mr. Warren disclaims beneficial ownership of common units and Energy Transfer Class A Units owned by LE GP, LLC other than to the extent of his interest in such entity. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 25%.

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
(8)Includes 629,112 common units held Grimm Family Limited Partnership, a limited partnership of which a limited liability company owned by Mr. Grimm is the sole general partner. Also includes 10,570 common units held by two trusts for the benefit of Mr Grimm’s children, for which Mr. Grimm serves as trustee.
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
In making its director independence determination, the Board considered the nature and extent of any business, employment or familial relationships between the Partnership and each such director and/or any person or entity with which he is affiliated, and determined that no such relationships impacted such director’s independence.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2024	2023
Audit fees (1)	$13.0	$9.4
Audit-related fees (2)	2.0	1.8
Tax fees (3)	0.1	—
Total	$15.1	$11.2
(1)Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting.
(2)Includes fees for audit-related services of subsidiary entities.
(3)Includes fees for tax consulting and tax compliance services.
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2024 and 2023 were pre-approved by the Audit Committee in accordance with this policy.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:	Page

(1) Financial Statements – see Index to Financial Statements	F - 1

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits	164

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

4.3
Ninth Supplemental Indenture, dated as of March 25, 2019, between Energy Transfer LP and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed March 27, 2019)

4.4
Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-11727) filed January 19, 2005)

4.5
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-11727) filed October 25, 2006)

4.6
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed March 31, 2008)

4.7
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed May 12, 2011)

4.8
Tenth Supplemental Indenture, dated as of January 17, 2012, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed January 17, 2012)

4.9
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed January 23, 2013)

4.10
Twelfth Supplemental Indenture, dated as of January 24, 2013, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed June 26, 2013)

4.11
Thirteenth Supplemental Indenture, dated as of September 19, 2013, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed September 19, 2013)

4.12
Fourteenth Supplemental Indenture, dated as of March 12, 2015, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed March 12, 2015)

4.13
Fifteenth Supplemental Indenture, dated as of June 23, 2015, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-11727) filed June 23, 2015)

4.14
Sixteenth Supplemental Indenture, dated as of January 17, 2017, between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed January 17, 2017)

4.15
Seventeenth Supplemental Indenture, dated as of December 1, 2017, between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 1-31219) filed December 6, 2017)

Exhibit Number	Description
4.16
Sixteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-31219) filed September 25, 2017)

4.17
Fifteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed September 25, 2017)

4.18
Eighteenth Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-31219) filed December 15, 2017)

4.19
Second Supplemental Indenture, dated as of December 1, 2017, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-31219) filed December 6, 2017)

4.20
Indenture, dated as of June 8, 2018, among Energy Transfer Partners, L.P. as issuer, Sunoco Logistics Partners Operations L.P., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-31219) filed June 8, 2018)

4.21
First Supplemental Indenture, dated as of June 8, 2018, by and among Energy Transfer Partners, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed June 8, 2018)

4.22
Second Supplemental Indenture, dated as of January 15, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed January 15, 2019)

4.23
Third Supplemental Indenture, dated as of March 25, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed March 27, 2019)

4.24
Fourth Supplemental Indenture dated as of January 22, 2020, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed January 22, 2020)

4.25
Fifth Supplemental Indenture, dated as of December 28, 2021, by and among Energy Transfer LP, Enable Midstream Partners, LP and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed December 28, 2021)

4.26
Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-36413) filed May 29, 2014)

4.27
First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, as issuer, CenterPoint Energy Resources Corp., as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed May 29, 2014)

4.28
Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP, as issuer, CenterPoint Energy Resources Corp., as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed March 9, 2017)

4.29
Third Supplemental Indenture, dated as of May 10, 2018, by and among Enable Midstream Partners, LP, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed May 10, 2018)

4.30
Fourth Supplemental Indenture, dated as of September 13, 2019, by and among Enable Midstream Partners, LP, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed September 13, 2019)

4.31
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

4.32
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

Exhibit Number	Description
4.33
Indenture dated as of January 15, 1994, by and among Southern Union and The Bank of New York Trust Company, N.A., successor to JP Morgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association), as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 033-58297) filed February 15, 1994)

4.34
Indenture dated as of May 10, 1995, by and among Southern Union and The Bank of New York Trust Company, N.A., successor to JP Morgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association), as trustee (incorporated by reference to Exhibit 4-G to Form S-3/A (File No. 033-58297) filed May 12, 1995)

4.35
Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K/A (File No. 001-06407) filed October 24, 2006)

4.36
Third Supplemental Indenture, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.37
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed June 11, 2008)

4.38
Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between PEPL and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed May 28, 2009)

4.39
Supplemental Indenture No. 4, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.40
Third Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.41
Fifth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.42
Seventeenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.43
Nineteenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.44
Supplemental Indenture No. 6, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.45
Fifth Supplemental Indenture, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.46
Eighth Supplemental Indenture, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.47
Indenture, dated as of December 14, 2022, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed December 14, 2022)

4.48
First Supplemental Indenture, dated as of December 14, 2022, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed December 14, 2022)

4.49
Second Supplemental Indenture, dated as of October 13, 2023, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed October 13, 2023)

4.50
Third Supplemental Indenture, dated as of January 25, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed January 25, 2024)

4.51
Fourth Supplemental Indenture, dated as of January 25, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed January 25, 2024)

Exhibit Number	Description
4.52
Fifth Supplemental Indenture, dated as of June 21, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed June 21, 2024)

4.53
Sixth Supplemental Indenture, dated as of June 21, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed June 21, 2024)

4.54
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series I Preferred Units (incorporated by reference to Exhibit 4.69 to Form 10-K (File No. 1-32740) filed February 16, 2024)

4.55
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of common units (incorporated by reference to Exhibit 4.70 to Form 10-K (File No. 1-32740) filed February 16, 2024)

10.1+
Amended and Restated Energy Transfer LP Long-Term Incentive Plan (formerly Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 1-32740) filed February 16, 2023)

10.2+	First Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32740) filed February 19, 2021)
10.3+	Second Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.4+*	Form of Restricted Stock Unit Agreement under the A&R Long-Term Incentive Plan
10.5+	Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.6+	Form of Cash Unit Award Agreement under the Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 1-32740) filed February 16, 2023)
10.7+
Second Amended and Restated Energy Transfer LP 2008 Long-Term Incentive Plan (formerly Second Amended and Restated Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan) (incorporated by reference to Exhibit 4.1 to Form S-8 (File No. 333-229456) filed January 31, 2019)

10.8+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Form S-1 (File No. 333-128097) filed December 20, 2005)
10.9+	LE GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 1-32740) filed February 16, 2023)
10.10+
Energy Transfer Deferred Compensation Plan (formerly called Energy Transfer Partners Deferred Compensation Plan) (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-11727) filed May 7, 2010)

10.11+
Amendment No. 1 to the Energy Transfer Deferred Compensation Plan (formerly called Energy Transfer Partners Deferred Compensation Plan) (incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 1-32740) filed February 18, 2022)

10.12+	Amendment No. 2 to the Energy Transfer Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32740) filed February 18, 2022)
10.13+	Energy Transfer LP Amended and Restated Annual Bonus Plan (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 1-32740) filed February 16, 2023)
10.14
Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-32740) filed November 30, 2006)

10.15
Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-32740) filed March 5, 2007)

10.16
Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P. (incorporated by reference to Exhibit 10.45 to Form 8-K (File No. 1-32740) filed May 7, 2007)

10.17
Equity Restructuring Agreement, dated as of January 15, 2018, by and among Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression GP, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 16, 2018)

10.18
Registration Rights Agreement, dated as of April 2, 2018, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression Holdings, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed April 3, 2018)

10.19
Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.56 to Form 10-Q (File No. 1-11727) filed July 10, 2007)

Exhibit Number	Description
10.20
Amended and Restated Credit Agreement, dated as of April 11, 2022, by and among Energy Transfer LP, as borrower, Wells Fargo Bank, National Association., as administrative agent, swingline lender and an LC issuer and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 1-32740) filed April 12, 2022)

10.21
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

10.22
Guarantee of Collection, made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed March 28, 2012)

10.23
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-11727) filed March 28, 2012)

10.24
Form of Commercial Paper Dealer Agreement between Energy Transfer Partners, L.P., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-11727) filed August 22, 2016)

19.1*	Energy Transfer LP Insider Trading Policy
21.1*	List of Subsidiaries
22.1	Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 of Form 10-Q (File No. 1-32740) filed August 5, 2021)
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Energy Transfer LP Executive Officer Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of Form 10-K (File No. 1-32740) filed February 16, 2024)
101*	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) in this Form 10-K include: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income; (iv) our Consolidated Statements of Equity; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	February 14, 2025	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Executive Chairman	February 14, 2025
Kelcy L. Warren

/s/ Marshall S. McCrea, III	Co-Chief Executive Officer and Director	February 14, 2025
Marshall S. McCrea, III	(Co-Principal Executive Officer)

/s/ Thomas E. Long	Co-Chief Executive Officer and Director	February 14, 2025
Thomas E. Long	(Co-Principal Executive Officer)

/s/ Dylan A. Bramhall	Executive Vice President and Group Chief Financial Officer	February 14, 2025
Dylan A. Bramhall	(Principal Financial Officer)

/s/ A. Troy Sturrock	Group Senior Vice President and Controller	February 14, 2025
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Steven R. Anderson	Director	February 14, 2025
Steven R. Anderson

/s/ Richard D. Brannon	Director	February 14, 2025
Richard D. Brannon

/s/ Michael K. Grimm	Director	February 14, 2025
Michael K. Grimm

/s/ John W. McReynolds	Director	February 14, 2025
John W. McReynolds

/s/ James R. Perry	Director	February 14, 2025
James R. Perry

/s/ Matthew S. Ramsey	Director	February 14, 2025
Matthew S. Ramsey

ENERGY TRANSFER LP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessment
As described further in Note 2 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $3.90 billion as of December 31, 2024. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential asset impairment has occurred. As of December 31, 2024, there was $368 million of goodwill associated with a reporting unit within the NGL and Refined Products Transportation and Services segment in which we identified the Partnership’s determination of the fair value of the reporting unit as a critical audit matter.
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
Dallas, Texas
February 14, 2025

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$312	$161
Accounts receivable, net	10,191	9,047
Accounts receivable from related companies	87	101
Inventories	3,070	2,478
Income taxes receivable	56	67
Derivative assets	9	66
Other current assets	477	513
Total current assets	14,202	12,433

Property, plant and equipment	129,242	114,932
Accumulated depreciation and depletion	(34,030)	(29,581)
Property, plant and equipment, net	95,212	85,351

Investments in unconsolidated affiliates	3,266	3,097
Lease right-of-use assets, net	809	826
Other non-current assets, net	2,017	1,733
Intangible assets, net	5,971	6,239
Goodwill	3,903	4,019
Total assets	$125,380	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)

	December 31,
	2024	2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,306	$6,663
Accounts payable to related companies	19	21
Derivative liabilities	15	8
Operating lease current liabilities	67	56
Accrued and other current liabilities	4,241	3,521
Current maturities of long-term debt	8	1,008
Total current liabilities	12,656	11,277

Long-term debt, less current maturities	59,752	51,380
Non-current derivative liabilities	—	4
Non-current operating lease liabilities	730	778
Deferred income taxes	4,190	3,931
Other non-current liabilities	1,618	1,611

Commitments and contingencies
Redeemable noncontrolling interests	417	778

Equity:
Limited Partners:
Preferred Unitholders (44,898,959 and 113,648,967 units authorized, issued and outstanding as of December 31, 2024 and 2023, respectively)	3,852	6,459
Common Unitholders (3,431,088,022 and 3,367,525,806 units authorized, issued and outstanding as of December 31, 2024 and 2023, respectively)	31,195	30,197
General Partner	(2)	(2)
Accumulated other comprehensive income	73	28
Total partners’ capital	35,118	36,682
Noncontrolling interests	10,899	7,257
Total equity	46,017	43,939
Total liabilities and equity	$125,380	$113,698
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2024	2023	2022
REVENUES:
Refined product sales	$22,051	$23,389	$26,020
Crude sales	25,368	23,492	23,473
NGL sales	19,105	15,957	20,114
Gathering, transportation and other fees	12,027	11,428	10,907
Natural gas sales	2,737	3,259	8,535
Other	1,383	1,061	827
Total revenues	82,671	78,586	89,876
COSTS AND EXPENSES:
Cost of products sold	61,975	60,541	72,232
Operating expenses	5,164	4,368	4,338
Depreciation, depletion and amortization	5,165	4,385	4,164
Selling, general and administrative	1,177	985	1,018
Impairment losses and other	52	12	386
Total costs and expenses	73,533	70,291	82,138
OPERATING INCOME	9,138	8,295	7,738
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(3,125)	(2,578)	(2,306)
Equity in earnings of unconsolidated affiliates	379	383	257
Gains (losses) on extinguishments of debt	(12)	2	—
Gains on interest rate derivatives	6	36	293
Non-operating litigation-related loss	—	(627)	—
Gain on sale of Sunoco LP West Texas assets	586	—	—
Other, net	134	86	90
INCOME BEFORE INCOME TAX EXPENSE	7,106	5,597	6,072
Income tax expense	541	303	204
NET INCOME	6,565	5,294	5,868
Less: Net income attributable to noncontrolling interests	1,692	1,299	1,061
Less: Net income attributable to redeemable noncontrolling interests	59	60	51
NET INCOME ATTRIBUTABLE TO PARTNERS	4,814	3,935	4,756
General Partner’s interest in net income	4	3	4
Preferred Unitholders’ interest in net income	362	463	422
Loss on redemption of preferred units	54	—	—
Common Unitholders’ interest in net income	$4,394	$3,469	$4,330
NET INCOME PER COMMON UNIT:
Basic	$1.29	$1.10	$1.40
Diluted	$1.28	$1.09	$1.40
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$6,565	$5,294	$5,868
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	7	4	(10)
Actuarial gain (loss) relating to pension and other postretirement benefits	39	13	(12)
Foreign currency translation adjustment	(1)	(6)	(6)
Change in other comprehensive income from unconsolidated affiliates	—	1	24
	45	12	(4)
Comprehensive income	6,610	5,306	5,864
Less: Comprehensive income attributable to noncontrolling interests	1,692	1,299	1,055
Less: Comprehensive income attributable to redeemable noncontrolling interests	59	60	51
Comprehensive income attributable to partners	$4,859	$3,947	$4,758
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Unitholders	Preferred Unitholders	General Partner	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, December 31, 2021	25,230	6,051	(4)	23	8,045	39,345
Distributions to partners	(2,623)	(422)	(2)	—	—	(3,047)
Distributions to noncontrolling interests	—	—	—	—	(1,547)	(1,547)
Capital contributions from noncontrolling interests	—	—	—	—	405	405
Energy Transfer Canada sale	—	—	—	(9)	(337)	(346)
Other comprehensive income (loss), net of tax	—	—	—	2	(6)	(4)
Other, net	23	—	—	—	13	36
Net income, excluding amounts attributable to redeemable noncontrolling interests	4,330	422	4	—	1,061	5,817
Balance, December 31, 2022	26,960	6,051	(2)	16	7,634	40,659
Distributions to partners	(3,777)	(468)	(3)	—	—	(4,248)
Distributions to noncontrolling interests	—	—	—	—	(1,691)	(1,691)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	12	—	12
Lotus Midstream acquisition	574	—	—	—	—	574
Crestwood acquisition	2,953	413	—	—	—	3,366
Other, net	18	—	—	—	12	30
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,469	463	3	—	1,299	5,234
Balance, December 31, 2023	30,197	6,459	(2)	28	7,257	43,939
Distributions to partners	(4,241)	(378)	(4)	—	—	(4,623)
Distributions to noncontrolling interests	—	—	—	—	(1,780)	(1,780)
Capital contributions from noncontrolling interests	—	—	—	—	638	638
Other comprehensive income, net of tax	—	—	—	45	—	45
WTG Midstream acquisition	833	—	—	—	—	833
Conversion of USAC preferred to USAC common units	—	—	—	—	301	301
NuStar acquisition	—	—	—	—	3,651	3,651
Redemption of NuStar preferred units	—	—	—	—	(784)	(784)
Redemption of preferred units	—	(2,645)	—	—	—	(2,645)
Other, net	(42)	54	—	—	(76)	(64)
Net income, excluding amounts attributable to redeemable noncontrolling interests	4,448	362	4	—	1,692	6,506
Balance, December 31, 2024	$31,195	$3,852	$(2)	$73	$10,899	$46,017
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$6,565	$5,294	$5,868
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,165	4,385	4,164
Deferred income taxes	276	203	187
Inventory valuation adjustments	86	114	(5)
Non-cash compensation expense	151	130	115
Impairment losses	52	12	386
Other non-cash	63	(32)	(64)
Equity in earnings of unconsolidated affiliates	(379)	(383)	(257)
Gain on sale of Sunoco LP West Texas assets	(586)	—	—
(Gains) losses on extinguishments of debt	12	(2)	—
Distributions from unconsolidated affiliates	356	353	232
Distributions on unvested awards	(59)	(68)	(73)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(196)	(451)	(1,502)
Net cash provided by operating activities	11,506	9,555	9,051
INVESTING ACTIVITIES:
Cash paid for WTG Midstream acquisition, net of cash received	(2,174)	—	—
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	(84)	—	—
Cash received by Sunoco LP from NuStar acquisition	27	—	—
Cash paid for Lotus Midstream acquisition, net of cash received	—	(930)	—
Cash paid for Crestwood acquisition, net of cash received	—	(288)	—
Cash paid for other acquisitions, net of cash received	(250)	(111)	(1,141)
Cash paid by Sunoco LP for acquisitions of terminals and other assets, net of cash received	(224)	—	—
Capital expenditures, excluding allowance for equity funds used during construction	(4,164)	(3,134)	(3,381)
Contributions in aid of construction costs	73	40	56
Contributions to unconsolidated affiliates	(206)	(6)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	75	63	62
Proceeds from sale of Sunoco LP West Texas assets	987	—	—
Proceeds from sale of Energy Transfer Canada interest	—	—	302
Proceeds from sales of other assets	24	38	78
Other, net	12	3	2
Net cash used in investing activities	(5,904)	(4,325)	(4,022)
FINANCING ACTIVITIES:
Proceeds from borrowings	34,150	32,130	28,838
Repayments of debt	(29,409)	(31,416)	(29,681)
USAC investments in government securities in connection with the legal defeasance of senior notes	(749)	—	—
Redemption of Series A, Series C, Series D and Series E Preferred Units	(2,645)	—	—
Sunoco LP redemption of NuStar preferred units	(784)	—	—
Redemption of Crestwood Niobrara LLC preferred units	(37)	—	—
Capital contributions from noncontrolling interests	638	3	405
Capital contributions from redeemable noncontrolling interests	2	—	—
Distributions to partners	(4,623)	(4,248)	(3,047)
Distributions to noncontrolling interests	(1,780)	(1,691)	(1,547)
Distributions to redeemable noncontrolling interests	(67)	(59)	(49)
The accompanying notes are an integral part of these consolidated financial statements.

Debt issuance costs	(147)	(45)	(27)
Net cash used in financing activities	(5,451)	(5,326)	(5,108)
Increase (decrease) in cash and cash equivalents	151	(96)	(79)
Cash and cash equivalents, beginning of period	161	257	336
Cash and cash equivalents, end of period	$312	$161	$257
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
The Partnership’s operations also include crude oil, NGL and refined products transportation, terminalling services, and acquisition and marketing activities, as well as NGL storage and fractionation and LNG regasification.
The Partnership owns a controlling interest in Sunoco LP which is engaged in energy infrastructure and distribution of motor fuels in over 40 U.S. states, Puerto Rico, Europe and Mexico. Sunoco LP’s midstream operations include an extensive network of over 14,000 miles of pipeline and over 100 terminals. Sunoco LP’s fuel distribution operations serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers. As of December 31, 2024, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2024, our interest in USAC consisted of 100% of the general partner and 46.1 million common units.
Basis of Presentation. The consolidated financial statements of Energy Transfer LP presented herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all subsidiaries in which we have a controlling financial interest and limited partnerships in which we control the general partner. All significant intercompany transactions and accounts are eliminated in consolidation.
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
The oil and gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for much of our business are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the estimated operating results represent the actual results in all material respects.
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

The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2024	2023	2022
Accounts receivable	$(775)	$(171)	$(863)
Accounts receivable from related companies	15	(5)	23
Inventories	(735)	35	(361)
Other current assets	82	221	(326)
Other non-current assets, net	(166)	(125)	146
Accounts payable	1,315	(501)	25
Accounts payable to related companies	(35)	(38)	6
Accrued and other current liabilities	166	209	131
Other non-current liabilities	(123)	(33)	66
Derivative assets and liabilities, net	60	(43)	(349)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$(196)	$(451)	$(1,502)
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2024	2023	2022
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$688	$442	$575
Lease assets obtained in exchange for new lease liabilities	7	23	42
Units issued in connection with the WTG Midstream acquisition (1)	833	—	—
Units issued in connection with the Crestwood acquisition (1)	—	3,366	—
Units issued in connection with the Lotus Midstream acquisition (1)	—	574	—
USAC exercise and conversion of preferred units into common units	301	—	—
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	749	—	—
Legal defeasance of USAC senior notes due 2026	725	—	—
Sunoco LP common units (noncontrolling interest) issued in connection with the NuStar acquisition (1)	2,850	—	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$2,884	$2,298	$2,167
Cash paid for income taxes, net of refunds (excluding $47 million of federal tax credits purchased from non-governmental third parties by Sunoco LP in 2024)	206	103	54
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
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2024 and 2023, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $316 million and $230 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the years ended December 31, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory adjustments of $86 million and $114 million, respectively, which decreased net income. For the year ended December 31, 2022 the Partnership’s cost of products sold included favorable inventory adjustments of $5 million, which increased net income.
The Partnership’s inventories consisted of the following:

	December 31,
	2024	2023
Natural gas, NGLs and refined products	$1,989	$1,658
Crude oil	400	258
Spare parts and other	681	562
Total inventories	$3,070	$2,478
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2024	2023
Deposits paid to vendors	$150	$205
Prepaid expenses and other	327	308
Total other current assets	$477	$513
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

For the years ended December 31 2024, 2023 and 2022, USAC recognized fixed asset impairments of $1 million, $12 million and $1 million, respectively, primarily related to its compression equipment as a result of its evaluation of the future deployment of idle fleet.
Capitalized interest is included for pipeline construction projects, except for certain interstate projects for which an allowance for funds used during construction (“AFUDC”) is accrued. Interest is capitalized based on the then current weighted average interest rate of our outstanding debt when the related costs are incurred. AFUDC is calculated under guidelines prescribed by the FERC and capitalized as part of the cost of utility plant for interstate projects. It represents the cost of servicing the capital invested in construction work-in-process. AFUDC is segregated into two component parts – borrowed funds and equity funds.
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2024	2023 (1)
Land and improvements	$1,675	$1,529
Buildings and improvements (1 to 45 years)	4,688	4,392
Pipelines and equipment (5 to 83 years)	97,078	86,905
Product storage and related facilities (2 to 83 years)	7,869	8,381
Right of way (20 to 83 years)	9,239	7,379
Other (1 to 48 years)	4,060	4,031
Construction work-in-process	4,633	2,315
	129,242	114,932
Less – Accumulated depreciation and depletion	(34,030)	(29,581)
Property, plant and equipment, net	$95,212	$85,351
(1)Certain components of property, plant and equipment were reclassified in the current year. The balances as of December 31, 2023 reflected above have been adjusted to conform to the current year presentation. These changes did not impact total property, plant and equipment.
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Depreciation, depletion and amortization expense	$4,701	$3,986	$3,774
Capitalized interest	120	77	112
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

Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2024	2023
Crude pipeline linefill and tank bottoms	$743	$598
Regulatory assets	39	48
Pension assets	188	145
Deferred charges	151	148
Restricted funds	216	225
Other	680	569
Total other non-current assets, net	$2,017	$1,733
Restricted funds primarily consist of investments held in our wholly owned captive insurance companies, including an immaterial amount of restricted cash.
Intangible Assets, net
Intangible assets are stated at cost, net of amortization computed on the straight-line method. The Partnership removes the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.
Components and useful lives of intangible assets were as follows:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$9,304	$(3,654)	$9,098	$(3,196)
Patents (10 years)	48	(48)	48	(48)
Trade names (20 years)	66	(48)	66	(44)
Other (5 to 20 years)	12	(11)	12	(11)
Total amortizable intangible assets	9,430	(3,761)	9,224	(3,299)
Non-amortizable intangible assets:
Trademarks	302	—	302	—
Other	—	—	12	—
Total non-amortizable intangible assets	302	—	314	—
Total intangible assets	$9,732	$(3,761)	$9,538	$(3,299)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2024	2023	2022
Reported in depreciation, depletion and amortization expense	$464	$399	$390

Estimated aggregate amortization of intangible assets for the next five years is as follows:

Years Ending December 31:
2025	$440
2026	437
2027	419
2028	416
2029	408
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
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2022	$—	$—	$—	$693	$190	$1,601	$—	$82	$2,566
Acquired	—	—	601	191	663	—	—	—	1,455
Other	—	—	—	—	—	(2)	—	—	(2)
Balance, December 31, 2023	—	—	601	884	853	1,599	—	82	4,019
Acquired	—	—	—	—	—	16	—	—	16
Disposed	—	—	—	—	—	(138)	—	—	(138)
Other	—	—	16	2	(12)	—	—	—	6
Balance, December 31, 2024	$—	$—	$617	$886	$841	$1,477	$—	$82	$3,903
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. During 2024, $16 million of goodwill was recorded in connection with Sunoco LP’s acquisition of NuStar and $138 million of goodwill was removed in connection with Sunoco LP’s sale of 204 convenience stores to 7-Eleven Inc. During the fourth quarter of 2023, $1.46 billion of goodwill was recorded in connection with the acquisition of Crestwood, which is not expected to be deductible for tax purposes.
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
As of December 31, 2024 and 2023, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $418 million and $410 million, respectively. For the years ended December 31, 2024, 2023 and 2022 aggregate accretion expense related to AROs was $11 million, $10 million and $4 million, respectively.
Except for the AROs discussed above, management was not able to reasonably measure the fair value of AROs as of December 31, 2024 and 2023, in most cases because the settlement dates were indeterminable. Although a number of onshore assets in our systems are subject to agreements or regulations that give rise to an ARO upon discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Our subsidiaries also have legal obligations for several other assets at previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, our subsidiaries are legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP also has AROs related to the estimated future cost to remove underground storage tanks.
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
As of both December 31, 2024 and 2023, other non-current assets on the Partnership’s consolidated balance sheets included $31 million of funds that were legally restricted for the purpose of settling AROs.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2024	2023
Interest payable	$685	$637
Customer advances and deposits	360	240
Accrued capital expenditures	688	442
Accrued wages and benefits	422	406
Taxes payable other than income taxes	737	646
Exchanges payable	90	163
Deferred revenue	322	312
Other	937	675
Total accrued and other current liabilities	$4,241	$3,521
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
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR or SOFR curve, is based on quotes from an active exchange of futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2024, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024 and 2023 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2024
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps FERC/NYMEX	$6	$6	$—
Swing Swaps IFERC	4	4	—
Fixed Swaps/Futures	10	10	—
Power:
Forwards	39	39	—
Futures	10	10	—
NGLs – Forwards/Swaps	166	166	—
Refined Products – Futures	3	3	—
Crude – Forwards/Swaps	25	25	—
Total commodity derivatives	263	263	—
Other non-current assets	212	212	—
Total assets	$475	$475	$—
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(11)	$(11)	$—
Swing Swaps IFERC	(11)	(11)	—
Fixed Swaps/Futures	(9)	(9)	—
Power:
Forwards	(38)	(38)	—
Futures	(10)	(10)	—
NGLs – Forwards/Swaps	(170)	(170)	—
Refined Products – Futures	(9)	(9)	—
Crude – Forwards/Swaps	(35)	(35)	—
Total commodity derivatives	(293)	(293)	—
Total liabilities	$(293)	$(293)	$—

	Fair Value Total	Fair Value Measurements at December 31, 2023
		Level 1	Level 2
Assets:
Interest rate derivatives	$6	$—	$6
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	24	24	—
Swing Swaps IFERC	20	20	—
Fixed Swaps/Futures	77	77	—
Forward Physical Contracts	8	—	8
Power:
Forwards	57	57	—
Futures	8	8	—
NGLs – Forwards/Swaps	336	336	—
Refined Products – Futures	35	35	—
Crude - Forwards/Swaps	45	45	—
Total commodity derivatives	610	602	8
Other non-current assets	217	217	—
Total assets	$833	$819	$14
Liabilities:
Interest rate derivatives	$(4)	$—	$(4)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(16)	(16)	—
Options – Puts	(2)	(2)	—
Power:
Forwards	(56)	(56)	—
Futures	(8)	(8)	—
NGL/Refined Products Option - Puts	(1)	(1)	—
NGL/Refined Products Option - Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(316)	(316)	—
Refined Products – Futures	(18)	(18)	—
Crude - Forwards/Swaps	(37)	(37)	—
Total commodity derivatives	(460)	(460)	—
Total liabilities	$(464)	$(460)	$(4)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2024 was $59.01 billion and $59.76 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our debt obligations was $51.93 billion and $52.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Contributions in Aid of Construction Costs
On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction and production well tie-ins. For our regulated businesses, contributions in aid of construction costs (“CIAC”) are netted against our project costs as they are received. For our non-regulated businesses, contributions in aid of construction costs are included in the transaction price of the underlying contract.
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
We record the collection of taxes to be remitted to government authorities on a net basis, except for consumer excise taxes collected by Sunoco LP on sales of refined products and merchandise which are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2024, 2023 and 2022, excise taxes collected by Sunoco LP were $164 million, $274 million and $285 million, respectively.
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
Related Party Transactions
The Partnership regularly enters into related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets. While the Partnership believes that such related party transactions generally reflect market rates, the pricing under such agreements may not be comparable to similar transactions with unaffiliated third parties. For the years ended December 31, 2024, 2023 and 2022, the Partnership’s consolidated income statements reflect revenues from related parties of $603 million, $626 million and $391 million, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, Energy Transfer would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2024, 2023 and 2022, our qualifying income met the statutory requirement.
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
Recent Accounting Pronouncements
In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2024-03 on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2023-09 on our consolidated financial statements and related disclosures.
3.ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
WTG Midstream Acquisition
On July 15, 2024, Energy Transfer completed the acquisition of 100% of the membership interest in WTG Midstream. Consideration for the transaction was comprised of $2.28 billion in cash and approximately 50.8 million newly issued Energy Transfer common units, which had a fair value of approximately $833 million.
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
Sunoco LP
NuStar Acquisition
On May 3, 2024, Sunoco LP completed the acquisition of all of the common units of NuStar. Under the terms of the merger agreement, NuStar common unitholders received 0.400 Sunoco LP common units for each NuStar common unit. In connection with the acquisition, Sunoco LP issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion, including approximately $56 million of lease related financing obligations, and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
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
(1)Goodwill primarily represents expected commercial and operational synergies. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
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
Zenith European Terminals Acquisition
On March 13, 2024, Sunoco LP completed the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for approximately €170 million ($185 million), including working capital. The acquisition is expected to supply optimization for Sunoco LP’s existing East Coast business and continues its focus on growing its portfolio of stable midstream income. The purchase price was allocated $6 million to other current assets, $204 million to property, plant and equipment, $36 million to other non-current assets and $6 million to deferred tax assets. In connection with this transaction, Sunoco LP also assumed $14 million in current liabilities, $4 million in deferred tax liabilities and $43 million in other non-current liabilities. Sunoco LP also recognized a $6 million bargain purchase gain related to the acquisition.
Other 2024 Acquisition
On August 30, 2024, Sunoco LP acquired a terminal in Portland, Maine for approximately $24 million, including working capital. The purchase price was primarily allocated to property, plant and equipment.

Other 2023 Acquisition
On May 1, 2023, Sunoco LP completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital. The purchase price was primarily allocated to property and equipment.
Other 2022 Acquisitions
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
West Texas Sale
On April 16, 2024, Sunoco LP completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. As a result of the sale, Sunoco LP recorded a $586 million gain ($438 million, net of current tax expense of $175 million and deferred tax benefit of $27 million).
Joint Venture Transaction
ET-S Permian
Effective July 1, 2024, Energy Transfer and Sunoco LP formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Sunoco LP contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Energy Transfer holds a 67.5% interest, with Sunoco LP holding the remaining 32.5% interest in ET-S Permian. Energy Transfer is the operator of ET-S Permian.
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

White Cliffs
Energy Transfer owns a 54.3% interest in White Cliffs, which consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline. These pipelines transport crude and NGLs from Platteville, Colorado to Cushing, Oklahoma. White Cliffs is accounted for as an unconsolidated affiliate, despite the Partnership’s ownership of greater than 50%, due to substantive participating rights held by the minority interest owner.
Explorer
Energy Transfer owns a 15% membership interest in Explorer, which consists of a 1,850-mile pipeline which originates from refining centers in Beaumont, Port Arthur, and Houston, Texas and extends to Chicago, Illinois. Our investment in Explorer is reflected in our NGL and refined products transportation and services segment.
SESH
Energy Transfer owns a 50% interest in SESH, which consists of a 290-mile pipeline which provides transportation services in Louisiana, Mississippi and Alabama. Our investment in SESH is reflected in our interstate transportation and storage segment.
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Citrus	$1,818	$1,811
MEP	309	332
White Cliffs	196	203
Explorer	66	67
SESH	223	37
Other	654	647
Total	$3,266	$3,097
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2024	2023	2022
Citrus	$136	$146	$141
MEP	63	87	10
White Cliffs	19	10	(8)
Explorer	34	37	25
SESH	45	31	22
Other	82	72	67
Total equity in earnings of unconsolidated affiliates	$379	$383	$257

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, MEP, White Cliffs, Explorer and SESH (on a 100% basis) for all periods presented:

	December 31,
	2024	2023
Current assets	$446	$437
Property, plant and equipment, net	8,478	8,571
Other assets	105	88
Total assets	$9,029	$9,096

Current liabilities	$1,160	$683
Non-current liabilities	3,541	4,379
Equity	4,328	4,034
Total liabilities and equity	$9,029	$9,096

	Years Ended December 31,
	2024	2023	2022
Revenue	$1,898	$1,914	$1,618
Operating income	1,009	1,079	754
Net income	750	786	496
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

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2024	2023	2022
Net income	$6,565	$5,294	$5,868
Less: Net income attributable to redeemable noncontrolling interests	59	60	51
Less: Net income attributable to noncontrolling interests	1,692	1,299	1,061
Net income, net of noncontrolling interests	4,814	3,935	4,756
Less: General Partner’s interest in income	4	3	4
Less: Preferred Unitholders’ interest in income	362	463	422
Less: Loss on redemption of preferred units	54	—	—
Common Unitholders’ interest in net income	$4,394	$3,469	$4,330
Basic Income per Common Unit:
Weighted average common units	3,395.1	3,161.7	3,086.8
Basic income per common unit	$1.29	$1.10	$1.40
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$4,394	$3,469	$4,330
Dilutive effect of equity-based compensation of subsidiaries and distributions to convertible units	(1)	(1)	(2)
Diluted income available to Common Unitholders	$4,393	$3,468	$4,328
Weighted average common units	3,395.1	3,161.7	3,086.8
Dilutive effect of unvested unit awards	25.4	15.5	10.2
Weighted average common units, assuming dilutive effect of unvested unit awards	3,420.5	3,177.2	3,097.0
Diluted income per common unit	$1.28	$1.09	$1.40

6.DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2024	2023
Energy Transfer Indebtedness
5.875% Senior Notes due January 15, 2024(1)	$—	$23
5.875% Senior Notes due January 15, 2024(1)	—	1,127
7.60% Senior Notes due February 1, 2024(1)	—	82
4.90% Senior Notes due February 1, 2024(1)	—	350
4.25% Senior Notes due April 1, 2024(1)	—	500
4.50% Senior Notes due April 15, 2024(1)	—	750
3.90% Senior Notes due May 15, 2024(1)	—	600
9.00% Debentures due November 1, 2024(1)	—	65
4.05% Senior Notes due March 15, 2025(2)	1,000	1,000
5.75% Senior Notes due April 1, 2025(1)	—	500
2.90% Senior Notes due May 15, 2025(2)	1,000	1,000
5.95% Senior Notes due December 1, 2025(2)	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
6.05% Senior Notes due December 1, 2026	1,000	1,000
4.40% Senior Notes due March 15, 2027	700	700
4.20% Senior Notes due April 15, 2027	600	600
6.05% Senior Notes due May 1, 2027	600	600
5.50% Senior Notes due June 1, 2027	44	44
5.50% Senior Notes due June 1, 2027	956	956
4.00% Senior Notes due October 1, 2027	750	750
5.55% Senior Notes due February 15, 2028	1,000	1,000
4.95% Senior Notes due May 15, 2028	800	800
4.95% Senior Notes due June 15, 2028	1,000	1,000
6.10% Senior Notes due December 1, 2028	500	500
6.00% Senior Notes due February 1, 2029	700	700
8.00% Senior Notes due April 1, 2029(1)	—	450
5.25% Senior Notes due April 15, 2029	1,500	1,500
5.25% Senior Notes due July 1, 2029	1,000	—
7.00% Senior Notes due July 15, 2029	66	66
4.15% Senior Notes due September 15, 2029	547	547
8.25% Senior Notes due November 15, 2029	33	33
8.25% Senior Notes due November 15, 2029	267	267
3.75% Senior Note due May 15, 2030	1,500	1,500
6.40% Senior Notes due December 1, 2030	1,000	1,000
7.38% Senior Notes due April 1, 2031	600	600
5.75% Senior Notes due February 15, 2033	1,500	1,500
4.05% Tax-Exempt Bonds due June 1, 2033	225	225
6.55% Senior Notes due December 1,2033	1,500	1,500
5.55% Senior Notes due May 15, 2034	1,250	—
5.60% Senior Notes due September 1, 2034	1,250	—
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400

5.80% Senior Notes due June 15, 2038	500	500
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.00% Senior Notes due May 15, 2044	531	531
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	900
5.40% Senior Notes due October 1, 2047	1,500	1,500
6.00% Senior Notes due June 15, 2048	1,000	1,000
6.25% Senior Notes due April 15, 2049	1,750	1,750
5.00% Senior Notes due May 15, 2050	2,000	2,000
5.95% Senior Notes due May 15, 2054	1,750	—
6.05% Senior Notes due September 1, 2054	1,250	—
8.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due May 15, 2054	800	—
7.125% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due October 1, 2054	400	—
Floating Rate Junior Subordinated Notes due November 1, 2066	600	600
Five-Year Credit Facility due April 11, 2029	2,759	1,412
Unamortized premiums, discounts and fair value adjustments, net	62	128
Deferred debt issuance costs	(250)	(197)
	48,840	44,359
Subsidiary Indebtedness
Transwestern Debt
5.66% Senior Notes due December 9, 2024(1)	—	175
6.16% Senior Notes due May 24, 2037	75	75
	75	250
Bakken Project Debt
3.90% Senior Notes due April 1, 2024(1)	—	1,000
4.625% Senior Notes due April 1, 2029	850	850
Unamortized premiums, discounts and fair value adjustments, net	—	(1)
Deferred debt issuance costs	(3)	(4)
	847	1,845
Sunoco LP Debt
5.750% Senior Notes due October 1, 2025(2)(3)	600	—
6.000% Senior Notes due June 1, 2026(3)	500	—
6.000% Senior Notes due April 15, 2027	600	600
5.625% Senior Notes due April 28, 2027(3)	550	—
5.875% Senior Notes due March 15, 2028	400	400
7.000% Senior Notes due September 25, 2028	500	500
7.000% Senior Notes due May 1, 2029	750	—
4.500% Senior Notes due May 15, 2029	800	800
4.500% Senior Notes due April 30, 2030	800	800

6.375% Senior Notes due October 1, 2030(3)	600	—
7.250% Senior Notes due May 1, 2032	750	—
GoZone Bonds(2)(3)	322	—
Sunoco LP Credit Facility due May 3, 2029	203	411
Lease-related obligations	132	94
Unamortized premiums, discounts and fair value adjustments, net	15	—
Deferred debt issuance costs	(37)	(25)
	7,485	3,580
USAC Debt
6.875% Senior Notes due April 1, 2026(1)	—	725
6.875% Senior Notes due September 1, 2027	750	750
7.125% Senior Notes due March 15, 2029	1,000	—
USAC Credit Facility due December 8, 2026	772	872
Deferred debt issuance costs	(20)	(11)
	2,502	2,336

Other long-term debt	11	18

Total debt	59,760	52,388
Less: Current maturities of long-term debt	8	1,008
Long-term debt, less current maturities	$59,752	$51,380
(1)These notes were redeemed in 2024.
(2)As of December 31, 2024, these obligations (including $75 million of Sunoco LP’s GoZone bonds) were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis.
(3)Sunoco LP assumed $2.57 billion aggregate principal amount of NuStar senior notes and bonds in connection with the closing of the NuStar acquisition in May 2024.
The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $233 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2025	$3,082
2026	3,826
2027	5,554
2028	4,203
2029	10,476
Thereafter	32,852
Total	$59,993
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

Energy Transfer 2024 Senior Notes Redemptions
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
During the fourth quarter of 2024, the Partnership redeemed its $65 million aggregate principal amount of 9.00% debentures due November 2024, its Transwestern $175 million aggregate principal amount of 5.66% senior notes due December 2024 and its $500 million aggregate principal amount of 5.75% senior notes due April 2025 using cash on hand and proceeds from its Five-Year Credit Facility.
Bakken Project Debt Redemption
In April 2024, the Bakken Pipeline entities redeemed $1.00 billion aggregate principal amount of 3.90% senior notes due April 2024 using proceeds from member contributions, which included $637 million reflected as capital contributions from noncontrolling interests recorded in the Partnership’s consolidated financial statements.
Energy Transfer 2024 Notes Issuance
In January 2024, the Partnership issued $1.25 billion aggregate principal amount of 5.55% senior notes due 2034, $1.75 billion aggregate principal amount of 5.95% senior notes due 2054 and $800 million aggregate principal amount of 8.00% fixed-to-fixed reset rate junior subordinated notes due 2054. The Partnership used the net proceeds to refinance existing indebtedness, including borrowings under its Five-Year Credit Facility (defined below), to redeem its outstanding Series C Preferred Units and Series D Preferred Units and for general partnership purposes. The Partnership also used the proceeds to redeem its Series E Preferred Units in May 2024.
In June 2024, the Partnership issued $1.00 billion aggregate principal amount of 5.25% senior notes due 2029, $1.25 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 billion aggregate principal amount of 6.05% senior notes due 2054 and $400 million aggregate principal amount of 7.125% fixed-to-fixed reset rate junior subordinated notes due 2054. The Partnership used part of the net proceeds to redeem its outstanding Series A Preferred Units. It also used the net proceeds to fund a portion of its acquisition of WTG Midstream, refinance existing indebtedness, including borrowings under its Five-Year Credit Facility, and for general partnership purposes.
Sunoco LP April 2024 Notes Issuance
On April 30, 2024, the Sunoco LP issued $750 million aggregate principal amount of 7.000% senior notes due 2029 and $750 million aggregate principal amount of 7.250% senior notes due 2032 in a private offering. Sunoco LP used the net proceeds from the offering to (i) repay certain outstanding indebtedness of NuStar, in connection with the merger between the Sunoco LP and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
NuStar Subordinated Note Redemption and Credit Facility Termination
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, Sunoco LP redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million. Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of December 31, 2024, this facility had zero outstanding borrowings.
USAC March 2024 Notes Issuance
In March 2024, USAC issued $1.00 billion aggregate principal amount of 7.125% senior notes due 2029. The net proceeds from this issuance were used to repay a portion of existing borrowings under USAC’s revolving credit facility, to redeem its $725 million aggregate principal amount of 6.875% senior notes due 2026, which constituted a legal defeasance under GAAP, and for general partnership purposes.

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
GoZone Bonds
Sunoco LP’s obligations also include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”).
As reflected in the table below, the holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds are expected to be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at our option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued and unpaid interest. Interest on the GoZone Bonds is payable semi-annually on June 1 and December 1 of each year.
The following table summarizes the GoZone Bonds outstanding as of December 31, 2024:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Original Redemption Date	Maturity Date
Series 2008	June 26, 2008	56	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48	6.10%	June 1, 2030	n/a	December 1, 2040
Series 2011	August 9, 2011	75	5.85%	June 1, 2025	n/a	August 1, 2041
Sunoco LP’s agreements with the Parish of St. James related to the GoZone Bonds contain: (i) customary restrictive covenants that limit the ability of Sunoco LP and its subsidiaries to, among other things, create liens, enter into certain sale leaseback transactions, and engage in certain consolidations, mergers or asset sales; and (ii) a repurchase provision which provides that if we undergo a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, then each holder may require the trustee, with funds provided by Sunoco LP, to repurchase all or a portion of that holder’s GoZone Bonds at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion until April 11, 2027, and, following the Partnership’s exercise of its option to extend the maturity date on December 18, 2024, up to $4.84 billion until April 11, 2029. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of December 31, 2024, the Five-Year Credit Facility had $2.76 billion of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $2.21 billion, after accounting for outstanding letters of credit in the amount of $30 million. The weighted average interest rate on the total amount outstanding as of December 31, 2024 was 4.65%.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of December 31, 2024, the Sunoco LP Credit Facility had $203 million of outstanding borrowings and $43 million in standby letters of credit and matures in May 2029. The amount available for future borrowings was $1.25 billion at December 31, 2024. The weighted average interest rate on the total amount outstanding as of December 31, 2024 was 6.57%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”) which matures on December 8, 2026. As of December 31, 2024, USAC had $772 million of outstanding borrowings and $1 million in outstanding letters of credit under the credit agreement. As of December 31, 2024, USAC had $827 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $783 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2024 was 6.98%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.12 to 1.00 at December 31, 2024, as calculated in accordance with the credit agreement.
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
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2024.
7.REDEEMABLE NONCONTROLLING INTERESTS:
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. As of December 31, 2024 and 2023, redeemable noncontrolling interests included $169 million and $476 million, respectively, related to the USAC Preferred Units, described below, $23 million and $22 million, respectively, related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership, and $225 million and $280 million, respectively, related to the Niobrara Preferred Units described below.
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
Niobrara Preferred Units
Crestwood Niobrara LLC (“Crestwood Niobrara”), a subsidiary acquired in the Crestwood acquisition in November 2023, has outstanding two series of preferred units (collectively, the “Niobrara Preferred Units”) held by a third-party. The Niobrara Preferred Units are redeemable by the Partnership or the preferred interest holder and are also convertible by the preferred interest holder into Crestwood Niobrara common units. The preferred interest holder also has the option to contribute additional capital to Crestwood Niobrara to increase their common ownership percentage in Crestwood Niobrara to 50% upon the conversion.

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
Common Units
The change in Energy Transfer Common Units during the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years Ended December 31,
	2024	2023	2022
Number of Common Units, beginning of period	3,367.5	3,094.4	3,082.5
Common Units issued in mergers and acquisitions (1)	50.8	260.2	—
Issuance of Common Units (2)	12.7	12.9	11.9
Number of Common Units, end of period	3,431.0	3,367.5	3,094.4
(1)Includes common units issued related to our acquisitions of WTG Midstream in 2024 and of Crestwood and Lotus Midstream in 2023.
(2)Includes common units issued in connection with the distribution reinvestment program and restricted unit vestings.
Energy Transfer Class A Units
As of December 31, 2024, the Partnership had outstanding 847,443,096 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
Energy Transfer Repurchase Program
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to $2 billion of Energy Transfer Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership did not repurchase any Energy Transfer Common Units under this program in 2024 or 2023. As of December 31, 2024, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the year ended December 31, 2024, distributions of $89 million were reinvested under the distribution reinvestment program. As of December 31, 2024, a total of 38.9 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Energy Transfer Preferred Units
As of December 31, 2024, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. As of December 31, 2023, Energy Transfer’s outstanding preferred units also included the Series A Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, all of which were redeemed in 2024.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2021	$958	$556	$440	$434	$786	$496	$1,488	$893	$—	$6,051
Distributions to partners	(59)	(36)	(33)	(34)	(61)	(34)	(106)	(59)	—	(422)
Net income	59	36	33	34	61	34	106	59	—	422
Balance, December 31, 2022	958	556	440	434	786	496	1,488	893	—	6,051
Distributions to partners	(96)	(36)	(40)	(36)	(61)	(34)	(106)	(59)	—	(468)
Units issued in Crestwood acquisition	—	—	—	—	—	—	—	—	413	413
Net income	86	36	38	37	61	34	106	59	6	463
Balance, December 31, 2023	948	556	438	435	786	496	1,488	893	419	6,459
Distributions to partners	(56)	(36)	(11)	(11)	(30)	(34)	(106)	(59)	(35)	(378)
Redemption of Preferred Units	(950)	—	(450)	(445)	(800)	—	—	—	—	(2,645)
Other, net	13	—	11	10	20	—	—	—	—	54
Net Income	45	36	12	11	24	34	106	59	35	362
Balance, December 31, 2024.	$—	$556	$—	$—	$—	$496	$1,488	$893	$419	$3,852
Series A Preferred Units
Prior to February 15, 2023, distributions on the Series A Preferred Units accrued at a fixed rate of 6.250% per annum of the liquidation preference of $1,000. Beginning February 15, 2023 to, but excluding, August 15, 2023, the Series A Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $1,000 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.028% per annum. On and after August 15, 2023, the floating distribution rate on the Series A Preferred Units is based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.028% per annum. Distributions on the Series A Preferred Units were previously payable semiannually in arrears until February 15, 2023, and, after February 15, 2023, quarterly in arrears, when, as, and if declared by our General Partner out of legally available funds for such purpose. The Partnership redeemed the Series A Preferred Units in 2024.
Series B Preferred Units
Distributions on the Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus a spread of 4.155% per annum. The Series B Preferred Units are redeemable at Energy Transfer’s option on or after February 15, 2028 at a redemption price of $1,000 per Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Series C Preferred Units
Prior to May 15, 2023, distributions on the Series C Preferred Units accrued at a fixed rate of 7.375% per annum of the liquidation preference of $25. Beginning May 15, 2023 to, but excluding, August 15, 2023, the Series C Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.530% per annum. On and after August 15, 2023, the floating distribution rate on the Series C Preferred Units was based on the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.530% per annum. The Partnership redeemed the Series C Preferred Units in 2024.
Series D Preferred Units
Prior to August 15, 2023, distributions on the Series D Preferred Units accrued at a fixed rate of 7.625% per annum of the liquidation preference of $25. On and after August 15, 2023, the Series D Preferred Units accrued a floating distribution rate set each quarterly distribution period at a percentage of the $25 liquidation preference equal to the three-month SOFR, plus a tenor spread adjustment of 0.26161%, plus 4.738% per annum. The Partnership redeemed the Series D Preferred Units in 2024.
Series E Preferred Units
Distributions on the Series E Preferred Units accrued at a rate of 7.600% per annum of the stated liquidation preference of $25. The Partnership redeemed the Series E Preferred Units in 2024.
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
Series H Preferred Units
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
Subsidiary Equity Transactions
USAC’s Distribution Reinvestment Program
During the years ended December 31, 2024, 2023 and 2022, USAC issued 65,352, 87,808 and 124,255 USAC common units, respectively, under the USAC distribution reinvestment program.
USAC’s Warrants
In April 2022, USAC issued 534,308 of its common units in connection with the exercise of outstanding warrants. In October 2023, the remainder of USAC’s outstanding warrants were exercised in full and net settled for 2,360,488 USAC common units. No warrants remained outstanding subsequent to the exercise on October 27, 2023.
Energy Transfer Common Unit Distributions
Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly.
Our distributions declared and paid with respect to our common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650
December 31, 2022	February 7, 2023	February 21, 2023	0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
December 31, 2023	February 7, 2024	February 20, 2024	0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
September 30, 2024	November 8, 2024	November 19, 2024	0.3225
December 31, 2024	February 7, 2025	February 19, 2025	0.3250

Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date	Payment Date	Series A	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)	Series I
December 31, 2021	February 1, 2022	February 15, 2022	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—	$—	$—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50	—
June 30, 2022	August 1, 2022	August 15, 2022	31.25	33.125	0.4609	0.4766	0.4750	—	—	—	—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50	—
December 31, 2022	February 1, 2023	February 15, 2023	31.25	33.125	0.4609	0.4766	0.4750	—	—	—	—
March 31, 2023	May 1, 2023	May 15, 2023	21.98	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50	—
June 30, 2023	August 1, 2023	August 15, 2023	23.89	33.125	0.6294	0.4766	0.4750	—	—	—	—
September 30, 2023	November 1, 2023	November 15, 2023	24.67	—	0.6489	0.6622	0.4750	33.7500	35.63	32.50	—
December 31, 2023	February 1, 2024	February 15, 2024	24.71	33.125	0.6075	0.6199	0.4750	—	—	—	0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.99	—	—	—	0.4750	33.7500	35.63	32.50	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.88	33.125	—	—	—	—	—	—	0.2111	(2)
September 30, 2024	November 1, 2024	November 15, 2024	—	—	—	—	—	33.7500	35.63	32.50	0.2111	(2)
December 31, 2024	February 1, 2025	February 15, 2024	—	33.125	—	—	—	—	—	—	0.2111	(2)
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended December 31, 2024, the cash distribution for the Series I Preferred Units was paid on February 14, 2025 to unitholders of record as of the close of business on February 4, 2025. For the period ended September 30, 2024, the cash distribution for the Series I Preferred Units was paid on November 14, 2024 to unitholders of record as of the close of business on November 4, 2024. For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units was paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s IDRs. As of December 31, 2024, Sunoco LP had approximately 136.2 million common units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2021	February 18, 2022	$0.8255
March 31, 2022	May 19, 2022	0.8255
June 30, 2022	August 19, 2022	0.8255
September 30, 2022	November 18, 2022	0.8255
December 31, 2022	February 21, 2023	0.8255
March 31, 2023	May 22, 2023	0.8420
June 30, 2023	August 21, 2023	0.8420
September 30, 2023	November 20, 2023	0.8420
December 31, 2023	February 20, 2024	0.8420
March 31, 2024	May 20, 2024	0.8756
June 30, 2024	August 19, 2024	0.8756
September 30, 2024	November 19, 2024	0.8756
December 31, 2024	February 19, 2025	0.8865
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2024, USAC had approximately 117 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2021	February 4, 2022	$0.5250
March 31, 2022	May 6, 2022	0.5250
June 30, 2022	August 5, 2022	0.5250
September 30, 2022	November 4, 2022	0.5250
December 31, 2022	February 3, 2023	0.5250
March 31, 2023	May 5, 2023	0.5250
June 30, 2023	August 4, 2023	0.5250
September 30, 2023	November 3, 2023	0.5250
December 31, 2023	February 2, 2024	0.5250
March 31, 2024	May 3, 2024	0.5250
June 30, 2024	August 2, 2024	0.5250
September 30, 2024	November 1, 2024	0.5250
December 31, 2024	February 7, 2025	0.5250
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2024	2023
Available-for-sale securities	$20	$13
Foreign currency translation adjustment	(6)	(5)
Actuarial gain related to pensions and other postretirement benefits	45	6
Investments in unconsolidated affiliates, net	14	14
Total AOCI, net of tax	$73	$28

The following table sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2024	2023
Available-for-sale securities	$(3)	$(3)
Foreign currency translation adjustment	2	6
Total	$(1)	$3
9.EQUITY INCENTIVE PLANS:
We, Sunoco LP and USAC, have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other equity-based compensation awards. As of December 31, 2024, an aggregate total of 38.6 million Energy Transfer Common Units remain available to be awarded under our equity incentive plans.
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
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2023	39.1	$10.84
Awards granted	8.6	18.95
Awards vested	(10.5)	9.55
Awards forfeited	(1.1)	11.13
Unvested awards as of December 31, 2024	36.1	$13.18
During the years ended December 31, 2024, 2023, and 2022, the weighted average grant-date fair value per unit award granted was $18.95, $13.78 and $11.56, respectively, and the total fair value of awards vested was $194 million, $106 million and $103 million, respectively, based on the market price of the respective Common Units as of the vesting date. As of December 31, 2024, a total of 36.1 million unit awards remain unvested, for which Energy Transfer expects to recognize a total of $313 million in compensation expense over a weighted average period of 3.0 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest through three years of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one Energy Transfer Common Unit upon vesting. For the years ended December 31, 2024, 2023 and 2022, the Partnership granted a total of 2.8 million, 3.2 million and 3.8 million cash restricted units, respectively. As of December 31, 2024, a total of 6.0 million cash restricted units were unvested. As of December 31, 2024, the Partnership’s consolidated balance sheet reflected aggregate liabilities of $5.1 million related to cash restricted units.
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

The following table summarizes the activity of the Subsidiary Unit Awards:

	Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2023	1.6	$41.08	1.9	$17.08
Awards granted	0.6	55.24	0.3	22.37
Awards vested	(0.4)	34.76	(0.5)	15.40
Awards forfeited	(0.1)	42.06	(0.1)	18.09
Unvested awards as of December 31, 2024	1.7	$47.55	1.6	$19.31
The following table summarizes the weighted average grant-date fair value per unit award granted:

	Years Ended December 31,
	2024	2023	2022
Sunoco LP	$55.24	$53.37	$43.54
USAC	22.37	23.13	18.31
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2024, 2023 and 2022 was $29 million, $37 million and $26 million, respectively, based on the market price of Sunoco LP and USAC common units as of the vesting date. As of December 31, 2024, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $51 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.7 years.
As of December 31, 2024, Sunoco LP and USAC also had outstanding grants of cash restricted units totaling 134,225 and 107,820, respectively, for which an aggregate liability of $0.1 million is included on the Partnership’s consolidated balance sheet.
10.INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
The Partnership’s income (loss) before income tax expense by geographic area is shown in the table below:

	Years Ended December 31,
	2024	2023	2022

United States	$7,101	$5,602	$6,073
Foreign	5	(5)	(1)
Total	$7,106	$5,597	$6,072

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
Current expense:
Federal	$198	$56	$—
State	66	44	17
Foreign	1	—	—
Total	265	100	17
Deferred expense (benefit):
Federal	175	227	239
State	101	(24)	(58)
Foreign	—	—	6
Total	276	203	187
Total income tax expense	$541	$303	$204
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
Income tax expense at United States statutory rate	$1,492	$1,175	$1,275
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(1,084)	(884)	(1,086)
Noncontrolling interests	—	—	26
State tax, net of federal tax benefit	113	47	19
Statutory rate change	—	(10)	(42)
Valuation allowance	—	(3)	(4)
Uncertain tax positions	21	(14)	(3)
Non-deductible goodwill	9	—	—
Dividend received deduction	(3)	(3)	(3)
Foreign taxes	—	—	6
Other	(7)	(5)	16
Income tax expense	$541	$303	$204

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The following table summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Net operating losses and other carryforwards	$197	$371
Other	42	46
Total deferred income tax assets	239	417

Deferred income tax liabilities:
Property, plant and equipment	(224)	(232)
Investments in affiliates	(4,098)	(4,003)
Trademarks	(82)	(91)
Other	(18)	(22)
Total deferred income tax liabilities	(4,422)	(4,348)
Net deferred income taxes	$(4,183)	$(3,931)
As of December 31, 2024, ETP Holdco had a federal net operating loss carryforward of $537 million, that can be carried forward indefinitely. A total of $341 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. As of December 31, 2024, Sunoco Retail LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $20 million, which we expect to fully utilize. Sunoco Retail LLC has no federal net operating loss carryforward. A foreign subsidiary of Sunoco Retail LLC had a net operating loss carryforward of $56 million, which we expect to fully utilize.
Our corporate subsidiaries have state net operating loss carryforward benefits of $64 million, net of federal tax, some of which expire between 2025 and 2043, while others are carried forward indefinitely. Our corporate subsidiaries have cumulative excess business interest expense of $118 million available for carryforward indefinitely, of which $4 million is limited under IRC §382.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$40	$52	$56
Additions attributable to tax positions taken in prior years	34	—	—
Reduction attributable to tax positions taken in prior years	—	(9)	(4)
Settlements	—	(3)	—
Balance at end of year	$74	$40	$52
As of December 31, 2024, we had $74 million ($65 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2024, we recognized an interest and penalty benefit of $6 million. At December 31, 2024, we have interest and penalties accrued of $5 million, net of tax.
In November 2015, the Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforward deductions violated the uniformity clause of the Pennsylvania Constitution and struck the NOL limitation in its entirety. In October 2017, the Pennsylvania Supreme Court affirmed the decision with respect to the uniformity clause violation; however, the Court reversed with respect to the remedy and instead severed the flat-dollar limitation, leaving the percentage-based limitation intact. ETC Sunoco previously recognized approximately $67 million ($53 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims held pending the Nextel matter. Based upon the

Pennsylvania Supreme Court’s October 2017 decision, and because of uncertainty in the breadth of the application of the decision, ETC Sunoco reserved $34 million ($27 million after federal income tax benefits) against the receivable. On December 22, 2021, the Pennsylvania Supreme Court found in General Motors Corporation v. Commonwealth (“GM”) that the taxpayer was entitled to meaningful backwards looking relief under the Due Process Clause, meaning the Commonwealth must equalize the taxpayer’s position with taxpayers who were not affected by the NOL cap in place for the year at issue. The Court therefore held the taxpayer was entitled to a refund by calculating its tax for that year with an uncapped NOL deduction. We believed the Pennsylvania Supreme Court’s ruling in GM would more likely than not be upheld if challenged by the Commonwealth, and we reversed the reserve thereby recognizing the entire tax benefit of $34 million ($27 million after federal income tax effects). On November 20, 2024, the Pennsylvania Supreme Court reversed its earlier holding in GM and determined taxpayers are not entitled to refunds for excess taxes paid in earlier years. A motion for rehearing of this decision was filed with the court on December 4, 2024. Following the reversal of the GM decision, we reinstated the reserve.
IRS Audits
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the IRS. In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2019 and prior tax years. Energy Transfer and its other subsidiaries also have various state and local income tax returns in the process of examination or administrative appeal in various jurisdictions. We believe the appropriate accruals or unrecognized tax benefits have been recorded for any potential assessment with respect to these examinations.
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
11.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the Court of Appeals for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. The request for rehearing will be addressed in a future order.
On December 1, 2022, Sea Robin filed a general rate proceeding under Section 4 of the NGA reflecting a general rate increase for gathering and transportation services. The parties reached a settlement in the case, and the settlement was filed with the FERC on December 29, 2023 and approved by order dated February 21, 2024.
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

	Years Ended December 31,
	2024	2023	2022
ROW expense	$72	$68	$64
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
As of December 31, 2024 and 2023, accruals of approximately $281 million and $285 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $75 million.
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
Standing Rock Sioux Tribe in Federal Court in District of Columbia
Dakota Access is the subject of litigation in the U.S. District Court for the District of Columbia. The Standing Rock Sioux Tribe (“SRST”) sued the USACE arguing that the USACE’s alleged failure to stop Dakota Access from operating violates numerous laws, including the Mineral Leasing Act, the Government Acquisition and Streamlining Act, NEPA, the Clean Water Act, the National Historic Preservation Act, the Administrative Procedure Act as well as the 1868 Fort Laramie Treaty. The SRST requests a permanent injunction or writ of mandamus that would compel the USACE to shut Dakota Access down pending the completion of the USACE’s Environmental Impact Statement (“EIS”) and decision on whether to grant Dakota Access an easement under the Mineral Leasing Act.
On October 15, 2024, the SRST filed the above referenced complaint. A summons to the USACE was issued on October 17, 2024. Dakota Access, the state of North Dakota and numerous other states have intervened in the lawsuit in support of the USACE. Dakota Access intends to vigorously defend against these new claims.
On January 17, 2025, the USACE, Dakota Access and state intervenors (including North Dakota and thirteen other states) each filed a motion to dismiss all of the claims in the new SRST litigation. Also, on January 17, 2025, the SRST filed a motion for partial summary judgment on certain of their claims. Briefing on the motions to dismiss and the motion for partial summary judgment is ongoing.
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
On September 16, 2024, Energy Transfer and Gulf Run removed the case to the U.S. District Court for the Western District of Louisiana. On October 4, 2024, Williams filed a Motion to Remand, seeking to remand the case back to the 42nd Judicial District Court. On October 21, 2024, Energy Transfer and Gulf Run filed a consent to remand based on a subsequent change in circumstances. After the case was remanded, on November 18, 2024, Energy Transfer and Gulf Run filed a Peremptory Exception of No Cause, asserting that Williams failed to state a cause of action. The Peremptory Exception was set for hearing on February 10, 2025 and denied.
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
As of December 31, 2024, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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

On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio sought permission to appeal this decision from the Ohio State Supreme Court. Energy Transfer and Rover have opposed such permission. On January 28, 2025, the Ohio State Supreme Court declined to hear the State’s appeal. The State of Ohio could seek reconsideration of this Order with the Ohio Supreme Court or attempt to seek review from the U.S. Supreme Court. Energy Transfer and Rover intend to vigorously defend this claim.
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
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Plaintiffs is approximately $104 million in actual damages and $75 million in punitive damages. ETMT has appealed the entirety of the judgment to the Tenth Circuit. Oral argument took place on November 20, 2024 and the parties are awaiting a decision.
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
On September 20, 2023, the Court held oral argument on the various Motions for Summary Judgment. Following oral argument, on September 26, 2023, the Court ruled on each of the Motions. The Court denied Defendants’ Traditional Motion for Partial Summary Judgment Regarding Fraud, Defendants’ No Evidence Motion for Summary Judgment Regarding Plaintiffs’ Fraud and Alter Ego Claims, Defendants’ Traditional and No Evidence Motion for Partial Summary Judgment Regarding Damages and Rescission, and Plaintiff ETC Texas Pipeline, Ltd.’s Traditional Motion for Partial Summary Judgment on Breach of Contract and Declaratory Judgment. The Court granted Culberson Midstream, LLC’s

Traditional Motion for Partial Summary Judgment Seeking Dismissal of Plaintiffs’ Breach of Contract and Declaratory Judgment Claims and Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC’s Motion for Partial Summary Judgment Regarding Breach of the Option Agreement. On June 26, 2024, the Fifth Court of Appeals (Dallas) denied Defendants’ motion seeking permission to allow an interlocutory appeal of the order denying their Traditional Motion for Partial Summary Judgment Regarding Fraud. Subsequently, Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC moved for reconsideration of their Motion for Summary Judgment on Fraud in the trial court, and a hearing on that motion was held on July 25, 2024, which was subsequently denied. Culberson Midstream Equity, LLC and Moontower Resources Gathering, LLC additionally appealed the Court of Appeals’ denial of their permissive interlocutory appeal to the Texas Supreme Court. At the Texas Supreme Court’s request, Energy Transfer filed briefing on this matter on October 14, 2024.
On October 1, 2024, Plaintiff Energy Transfer filed a notice of removal of the lawsuit to the Dallas division of the Texas Business Court. After briefing from both parties regarding the propriety of such removal, the Business Court remanded the case to the 193rd District Court in Dallas County on October 10, 2024. Energy Transfer appealed the remand order to the Fifteenth Court of Appeals.
Effective January 15, 2025, the parties resolved the pending disputes between them. On January 25, 2025, the parties filed a motion for the entry of an Agreed Order of Dismissal dismissing Energy Transfer’s pending claims with prejudice and vacating the Court’s November 7, 2023, Judgment. This matter is now concluded.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, respectively, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which the Partnership has completed as of January 17, 2024. The matter remains stayed until the DPU sets a new procedural schedule.
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
Trial was held in June 2022, and a final judgment was entered on October 24, 2022. The final judgment includes an award of damages of approximately $20.7 million, a pre-judgment interest award of approximately $17.7 million and attorney fees and other costs of approximately $4.7 million. Crestwood has insurance coverage related to certain pre-judgment interest awards but has not recorded a receivable related to any potential insurance recovery on June 30, 2023. On January 9, 2023, Crestwood paid approximately $21.2 million to the Court Registry under protest to mitigate the impact of post-judgment interest. Crestwood filed a Notice of Appeal on January 13, 2023, and filed its Appellate Brief on September 29, 2023. Linde’s response was filed on February 8, 2024. Oral argument was held on September 26, 2024.
On December 17, 2024, the First Court of Appeals in Houston issued its opinion, in which it reversed the trial court judgment in part and affirmed it in part. The appellate court reversed the awards to Linde of $17.7 million in interest and $4.7 million for fees and other costs. This reversal reduces the judgment amount by approximately $22.4 million. The appellate court affirmed the damages award to Linde of $20.7 million. The appellate court remanded the case to the trial court to recompute the prejudgment interest award. Linde can seek further review of this decision by filing a petition for review in the Texas Supreme Court.
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
On June 3, 2024, defendants filed a Motion to Dismiss and, alternatively, a Motion to Transfer Venue, along with a Brief in Support. In its Motion to Dismiss, defendants argued that plaintiff’s petition fails to state a claim upon which relief can be granted and also that such claims should be dismissed because collateral estoppel bars plaintiff from bringing allegations inconsistent with earlier agency and judicial findings that the extreme cold weather—not defendants’ conduct—caused the natural gas shortage and resulting high prices during Winter Storm Uri. Defendants also argued that plaintiff’s suit should be dismissed for filing suit in the wrong forum or, alternatively, should be transferred to the correct county of venue (Oklahoma County). Plaintiff filed its response brief on July 12, 2024. A hearing on both motions was held on October 15, 2024. On January 16, 2025, the Judge denied all motions, noting (1) that venue is proper in Osage County; (2) collateral estoppel does not bar recovery; (3) the Plaintiffs can plead inconsistent theories of recovery; and (4) the recovery is public in nature and not foreclosed by statute of limitations
In a separate matter filed on January 9, 2025, the State of Oklahoma ex rel. Gentner Drummond, Attorney General of Oklahoma (“Plaintiff”) filed a Petition against ETC Marketing Ltd. ETC Marketing Inc. (“ETCM”) and other natural gas marketers in Case No. CJ-25-06 in the District Court of Osage County, Oklahoma, arising out of Winter Storm Uri in February 2021. The Oklahoma Attorney General brought this action on behalf of its state agencies, political subdivisions and the people of the State of Oklahoma. Specifically, Plaintiff alleges that the defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for unjust enrichment and violation of the Consumer Protection Act. Plaintiff’s Petition seeks damages in excess of $75,000, including actual damages, punitive damages, treble damages, and attorney’s fees and costs. However, the actual amount sought was not specified.
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
USAC – Oklahoma Tax Commission
USAC is currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). In August 2024, the administrative law judge (“ALJ”) assigned by the OTC accepted our position that the transactions are not taxable. The OTC subsequently requested a motion for reconsideration, which was denied by the ALJ. The OTC then requested an “en banc” hearing from the OTC Commissioners, which the OTC Commissioners denied and adopted the conclusions of the ALJ, thereby effectively closing the matter.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2024, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	December 31,
	2024	2023
Current	$51	$42
Non-current	227	235
Total environmental liabilities	$278	$277
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
During the years ended December 31, 2024 and 2023, the Partnership recorded $11 million and $29 million, respectively, of expenditures related to environmental cleanup programs.
Our pipeline operations are subject to regulation by the DOT under PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures..
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
•investment in Sunoco LP;
◦fuel distribution;

◦pipeline systems; and
◦terminals
•investment in USAC;
◦contract operations; and
◦retail parts and services; and
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
Sunoco LP’s fuel distribution revenue
Revenues from Sunoco LP’s fuel distribution segment are derived from the sale of fuel, non-fuel and lease income. Fuel sales consist primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with Sunoco LP’s customers generally provide that it distributes motor fuel at a price based on a formula which includes published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, Sunoco LP estimates the variable consideration amount and factors in such estimate to determine the transaction price under the expected value method. Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For free on board ("FOB") shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, Sunoco LP is precluded from redirecting the shipment to another customer and revenue is recognized. Non-fuel revenue includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores and other revenue such as credit card processing, car washes, lottery and other services. Lease revenue is derived from the leasing or subleasing of real estate used in the retail distribution of motor fuels.
Sunoco LP’s pipeline systems revenue
Revenues from Sunoco LP’s pipeline systems segment are derived from interstate and intrastate pipeline transportation of refined products, crude oil and anhydrous ammonia and the applicable pipeline tariff on a per barrel basis for crude oil or refined products and on a per ton basis for ammonia.
Sunoco LP’s terminals revenue
Revenues from Sunoco LP’s terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through Sunoco LP’s terminals (throughput terminal revenues). Sunoco LP’s terminals also provide blending, additive injections, handling and filtering services for which Sunoco LP charges additional fees. Additionally, Sunoco LP leases certain of its storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment.
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

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2022	$615
Additions	1,254
Revenue recognized	(1,120)
Balance, December 31, 2023	749
Additions	1,256
Revenue recognized	(1,246)
Balance, December 31, 2024	$759
The balances of Sunoco LP’s contract assets and contract liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Contract Balances
Contract assets	$288	$256
Accounts receivable from contracts with customers	1,084	809
Contract liabilities	39	—
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the years ended December 31, 2024, 2023 and 2022 was $35 million, $29 million and $22 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
As of December 31, 2024, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $37.70 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2024	$7,808	$6,830	$5,591	$17,474	$37,703
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
The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Operating leases:
Lease right-of-use assets, net	$753	$797
Operating lease current liabilities	67	56
Accrued and other current liabilities		5
Non-current operating lease liabilities	730	778
Finance leases:
Property, plant and equipment, net	$1	$1
Lease right-of-use assets, net	56	29
Current maturities of long-term debt	8	8
Long-term debt, less current maturities	50	19
Other non-current liabilities	1	—

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows:

		Year Ended December 31,
	Income Statement Location	2024	2023
Operating lease costs:
Operating lease cost	Cost of goods sold	$1	$1
Operating lease cost	Operating expenses	71	69
Operating lease cost	Selling, general and administrative	19	18
Total operating lease costs		91	88
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	2	—
Interest on lease liabilities	Interest expense, net of capitalized interest	2	—
Total finance lease costs		4	—
Short-term lease cost	Operating expenses	69	38
Variable lease cost	Operating expenses	19	16
Lease costs, gross		183	142
Less: Sublease income	Other revenue	45	42
Lease costs, net		$138	$100
The weighted-average remaining lease terms and weighted-average discount rates as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	18	21
Finance leases	15	12
Weighted-average discount rate (%):
Operating leases	6%	6%
Finance leases	6%	5%
Cash flows and non-cash activity related to leases for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Operating cash flows from operating leases	$(94)	$(139)
Operating cash flows from finance leases	(2)	—
Financing cash flows from finance leases	(6)	—
Lease assets obtained in exchange for new finance lease liabilities	1	18
Lease assets obtained in exchange for new operating lease liabilities	6	5

Maturities of lease liabilities as of December 31, 2024 are as follows:

	Operating leases	Finance leases	Total
2025	$99	$10	$109
2026	92	6	98
2027	83	6	89
2028	81	5	86
2029	75	4	79
Thereafter	812	56	868
Total lease payments	1,242	87	1,329
Less: present value discount	445	28	473
Present value of lease liabilities	$797	$59	$856
Lessor Accounting
Sunoco LP leases or subleases a portion of its real estate portfolio to third-party companies as a stable source of long-term revenue. Sunoco LP’s lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain five-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement. Additionally, Sunoco LP leases certain of its storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment.
Sunoco LP’s future minimum operating lease payments receivable as of December 31, 2024 are as follows:

Lease Payments
2025	$139
2026	121
2027	93
2028	73
2029	61
Thereafter	356
Total undiscounted cash flows	$843
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
The following table details our outstanding commodity-related derivatives:

	December 31, 2024		December 31, 2023
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	6,630	2025-2026	5,247	2024-2026
Basis Swaps IFERC/NYMEX	3,490	2025-2027	(46,975)	2024-2025
Swing Swaps	(156,820)	2025-2027	(97,728)	2024-2025
Options – Puts	—	—	1,900	2024
Options - Calls	—	—	250	2024
Forward Physical Contracts(1)	—	—	(1,751)	2024-2026
Power (Megawatt):
Forwards	6,040	2025-2029	155,600	2024-2029
Futures	(140,137)	2025-2026	(464,897)	2024
Options – Puts	(17,600)	2025	136,000	2024
Crude (MBbls):
Forwards/Swaps	(22,512)	2025-2026	(2,674)	2024-2025
Option - Puts	—	—	(15)	2024
Option - Calls	—	—	(20)	2024
NGL/Refined Products (MBbls):
Forwards/Swaps	(15,063)	2025-2027	(13,870)	2024-2027
Option - Puts	(9)	2025-2026	121	2024-2026
Option - Calls	(14)	2025-2026	(43)	2024-2026
Futures	(1,763)	2025-2026	(4,548)	2024-2025
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(47,170)	2025	(39,013)	2024
Fixed Swaps/Futures	(47,170)	2025	(39,013)	2024
Hedged Item – Inventory	44,170	2025	39,013	2024
(1) Natural gas forward physical contracts are no longer reflected as mark-to-market derivatives in 2024.

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
The following table summarizes USAC’s interest rate swap which is no longer outstanding as of December 31, 2024, and which was not designated as a hedge for accounting purposes.

Term	Type	Notional Amount Outstanding
		December 31, 2024	December 31, 2023
December 2025(1)	Pay a fixed rate of 3.9725% and receive a floating rate based on SOFR	$—	$700
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$3	$51	$(7)	$(6)
	3	51	(7)	(6)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	209	427	(229)	(374)
Commodity derivatives	51	132	(57)	(80)
Interest rate derivatives	—	6	—	(4)
	260	565	(286)	(458)
Total derivatives	$263	$616	$(293)	$(464)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$6	$—	$(4)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	51	132	(57)	(80)
Broker cleared derivative contracts	Other current assets (liabilities)	212	478	(236)	(380)
		263	616	(293)	(464)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(42)	(72)	42	72
Counterparty netting	Other current assets (liabilities)	(204)	(368)	204	368
Total net derivatives		$17	$176	$(47)	$(24)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2024	2023	2022
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$57	$47	$124
Interest rate derivatives	Gains on interest rate derivatives	6	36	293
Total		$63	$83	$417
15.RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $103 million, $86 million and $79 million to these 401(k) savings plans for the years ended December 31, 2024, 2023 and 2022, respectively.

Pension and Other Postretirement Benefit Plans
Certain of the Partnership’s subsidiaries sponsor pension and/or other postretirement benefit plans that provide benefits to a defined group of retirees. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2024			December 31, 2023
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$23	$17	$138	$22	$19	$148
Service cost	1	—	—	—	—	—
Interest cost	6	1	7	1	1	6
Amendments	—	—	(11)	—	—	—
Benefits paid, net	(37)	(3)	(13)	(1)	(3)	(13)
Actuarial gain and other	13	1	(6)	1	—	(3)
NuStar acquisition	152	—	12	—	—	—
Benefit obligation at end of period	158	16	127	23	17	138

Change in plan assets:
Fair value of plan assets at beginning of period	22	—	277	20	—	259
Return on plan assets and other	13	—	29	2	—	29
Employer contributions	5	—	2	1	—	2
Benefits paid, net	(36)	—	(13)	(1)	—	(13)
NuStar acquisition	178	—	—	—	—	—
Fair value of plan assets at end of period	182	—	295	22	—	277

Amount underfunded (overfunded) at end of period	$(24)	$16	$(168)	$1	$17	$(139)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$24	$—	$185	$—	$—	$155
Current liabilities	—	(3)	(3)	—	(3)	(2)
Non-current liabilities	—	(13)	(14)	(1)	(14)	(14)
	$24	$(16)	$168	$(1)	$(17)	$139

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain (loss)	$(9)	$(1)	$(59)	$—	$(2)	$(12)
Prior service credit	—	—	25	—	—	(3)
	$(9)	$(1)	$(34)	$—	$(2)	$(15)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2024			December 31, 2023
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$22	$16	N/A	$23	$15	N/A
Accumulated benefit obligation	158	16	$127	23	17	$138
Fair value of plan assets	182	—	295	22	—	277
Components of Net Periodic Benefit Cost

	December 31, 2024		December 31, 2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$1	$—	$—	$—
Interest cost	6	7	1	6
Expected return on plan assets	(8)	(13)	(1)	(12)
Prior service cost amortization	(2)	2	—	2
Actuarial gain amortization	—	(1)	—	(1)
Settlements	2	—	—	—
Net periodic benefit cost	$(1)	$(5)	$—	$(5)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the following table:

	December 31, 2024		December 31, 2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	4.80%	4.40%	2.70%	4.62%
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the following table:

	December 31, 2024		December 31, 2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	5.40%	4.40%	2.70%	4.93%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%	7.00%
Taxable accounts	4.26%	4.75%	—	4.75%
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
The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the following table:

	December 31,
	2024	2023
Health care cost trend rate	7.44%	7.42%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.09%	5.17%
Year that the rate reaches the ultimate trend rate	2032	2031
Changes in the health care cost trend rate assumptions are not expected to have a significant impact on postretirement benefits.
Plan Assets
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$81	$81	$—	$—
Mutual funds (1)	65	21	44	—
Fixed income securities	36	36	—	—
Total	$182	$138	$44	$—
(1)Comprised of approximately 100% equities as of December 31, 2024.

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$1	$1	$—	$—
Mutual funds (1)	21	21	—	—
Total	$22	$22	$—	$—
(1)Comprised of approximately 100% equities as of December 31, 2023.
The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$8	$8	$—	$—
Mutual funds(1)	189	189	—	—
Fixed income securities	98	—	98	—
Total	$295	$197	$98	$—
(1)Primarily composed of market index funds as of December 31, 2024.

		Fair Value Measurements at December 31, 2023
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$13	$13	$—	$—
Mutual funds(1)	166	166	—	—
Fixed income securities	98	—	98	—
Total	$277	$179	$98	$—
(1)Primarily composed of market index funds as of December 31, 2023.
The Level 1 plan assets are valued based on active market quotes. The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $3 million to pension plans and $1 million to other postretirement plans in 2025. The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
The Partnership’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the following table:

	Pension Benefits - Funded Plans	Pension Benefits - Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2025	$72	$3	$14
2026	4	2	13
2027	4	2	12
2028	4	2	12
2029	5	1	11
2030 – 2034	26	5	46
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
We report Segment Adjusted EBITDA (defined below) as the measure of segment performance reviewed by our chief operating decision maker (“CODM”). The role of the CODM is held by the Partnership’s co-chief executive officers (“co-CEOs”). Both of the co-CEOs fulfill specific functions that impact the allocation of resources and assessment of performance among our reportable segments, including the approval of budgets and the evaluation of growth projects and acquisitions. The Partnership’s co-CEOs receive and review the same information with respect to the Partnership’s segment operating results.
The co-CEOs use Segment Adjusted EBITDA to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The co-CEOs also use Segment Adjusted EBITDA to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees. The co-CEOs consider forecast-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments.
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

The following tables present financial information by segment:

	Years Ended December 31,
	2024	2023	2022
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,750	$3,222	$6,954
Intersegment revenues	303	740	864
	3,053	3,962	7,818
Interstate transportation and storage:
Revenues from external customers	2,270	2,328	2,185
Intersegment revenues	26	47	66
	2,296	2,375	2,251
Midstream:
Revenues from external customers	3,283	2,911	4,114
Intersegment revenues	7,916	7,495	12,987
	11,199	10,406	17,101
NGL and refined products transportation and services:
Revenues from external customers	20,981	18,413	21,414
Intersegment revenues	3,549	3,490	4,243
	24,530	21,903	25,657
Crude oil transportation and services:
Revenues from external customers	28,528	26,534	25,980
Intersegment revenues	11	2	2
	28,539	26,536	25,982
Investment in Sunoco LP:
Revenues from external customers	22,666	23,026	25,677
Intersegment revenues	27	42	52
	22,693	23,068	25,729
Investment in USAC:
Revenues from external customers	909	824	689
Intersegment revenues	41	22	16
	950	846	705
All other:
Revenues from external customers	1,284	1,328	2,863
Intersegment revenues	463	470	711
	1,747	1,798	3,574
Eliminations	(12,336)	(12,308)	(18,941)
Total revenues	$82,671	$78,586	$89,876

	Years Ended December 31,
	2024	2023	2022
Cost of products sold:
Intrastate transportation and storage	$1,390	$2,616	$6,000
Interstate transportation and storage	9	6	25
Midstream	6,637	6,503	12,682
NGL and refined products transportation and services	19,406	17,049	21,656
Crude oil transportation and services	24,407	23,071	22,917
Investment in Sunoco LP	20,595	21,703	24,350
Investment in USAC	146	137	111
All other	1,709	1,740	3,328
Eliminations	(12,324)	(12,284)	(18,837)
Total cost of products sold	$61,975	$60,541	$72,232

	Years Ended December 31,
	2024	2023	2022
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$246	$279	$334
Interstate transportation and storage	807	746	791
Midstream	1,550	1,204	1,087
NGL and refined products transportation and services	957	892	962
Crude oil transportation and services	852	699	645
Investment in Sunoco LP	611	420	396
Investment in USAC	166	147	123
All other	20	40	80
Eliminations	(112)	(112)	(170)
Total operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	$5,097	$4,315	$4,248

	Years Ended December 31,
	2024	2023	2022
Depreciation, depletion and amortization:
Intrastate transportation and storage	$216	$214	$209
Interstate transportation and storage	575	563	513
Midstream	1,719	1,451	1,351
NGL and refined products transportation and services	1,026	915	865
Crude oil transportation and services	965	740	663
Investment in Sunoco LP	368	187	193
Investment in USAC	265	246	237
All other	31	69	133
Total depreciation, depletion and amortization	$5,165	$4,385	$4,164

	Years Ended December 31,
	2024	2023	2022
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$50	$51	$53
Interstate transportation and storage	129	115	131
Midstream	199	199	186
NGL and refined products transportation and services	160	157	127
Crude oil transportation and services	149	120	224
Investment in Sunoco LP	266	113	111
Investment in USAC	54	51	45
All other	62	85	60
Total selling, general and administrative expenses, excluding non-cash compensation and accretion expenses	$1,069	$891	$937

	Years Ended December 31,
	2024	2023	2022
Equity in earnings (losses) of unconsolidated affiliates (1) :
Intrastate transportation and storage	$16	$17	$17
Interstate transportation and storage	241	260	175
Midstream	13	15	19
NGL and refined products transportation and services	83	76	44
Crude oil transportation and services	21	11	(2)
All other	5	4	4
Total equity in earnings of unconsolidated affiliates	$379	$383	$257
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Years Ended December 31,
	2024	2023	2022
Other income (expense) (1) :
Intrastate transportation and storage	$(9)	$95	$(35)
Interstate transportation and storage	477	501	449
Midstream	97	25	64
NGL and refined products transportation and services	172	89	113
Crude oil transportation and services	46	35	(9)
Investment in Sunoco LP	236	132	47
Investment in USAC	—	1	—
All other	35	(8)	14
Eliminations	(101)	(11)	(9)
Total other income (expense)	$953	$859	$634
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	December 31,
	2024	2023	2022
Segment assets:
Intrastate transportation and storage	$6,289	$6,112	$6,609
Interstate transportation and storage	17,656	17,708	17,979
Midstream	30,473	25,592	21,851
NGL and refined products transportation and services	27,445	27,214	27,903
Crude oil transportation and services	25,231	25,464	19,200
Investment in Sunoco LP	14,375	6,826	6,830
Investment in USAC	2,746	2,737	2,666
All other and eliminations	1,165	2,045	2,605
Total segment assets	$125,380	$113,698	$105,643

	Years Ended December 31,
	2024	2023	2022
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$118	$93	$179
Interstate transportation and storage	332	383	644
Midstream	1,323	832	1,004
NGL and refined products transportation and services	1,424	679	507
Crude oil transportation and services	423	266	246
Investment in Sunoco LP	344	215	186
Investment in USAC	276	300	169
All other	342	100	91
Total additions to property, plant and equipment	$4,582	$2,868	$3,026
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	December 31,
	2024	2023	2022
Investments in unconsolidated affiliates (1):
Intrastate transportation and storage	$150	$144	$139
Interstate transportation and storage	2,350	2,179	2,201
Midstream	132	141	54
NGL and refined products transportation and services	383	390	398
Crude oil transportation and services	193	187	48
All other	58	56	53
Total investments in unconsolidated affiliates	$3,266	$3,097	$2,893
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Years Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,358	$1,111	$1,396
Interstate transportation and storage	1,828	2,009	1,753
Midstream	2,910	2,525	3,210
NGL and refined products transportation and services	4,179	3,894	3,025
Crude oil transportation and services	3,177	2,681	2,187
Investment in Sunoco LP	1,457	964	919
Investment in USAC	584	512	426
All Other	(10)	2	177
Adjusted EBITDA (consolidated)	$15,483	$13,698	$13,093

	Years Ended December 31,
	2024	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$6,565	$5,294	$5,868
Depreciation, depletion and amortization	5,165	4,385	4,164
Interest expense, net of interest capitalized	3,125	2,578	2,306
Income tax expense	541	303	204
Impairment losses and other	52	12	386
Gains on interest rate derivatives	(6)	(36)	(293)
Non-cash compensation expense	151	130	115
Unrealized (gains) losses on commodity risk management activities	56	(3)	(42)
Inventory valuation adjustments (Sunoco LP)	86	114	(5)
(Gains) losses on extinguishments of debt	12	(2)	—
Adjusted EBITDA related to unconsolidated affiliates	692	691	565
Equity in earnings of unconsolidated affiliates	(379)	(383)	(257)
Non-operating litigation-related loss	—	627	—
Gain on sale of West Texas assets (Sunoco LP)	(586)	—	—
Other, net	9	(12)	82
Adjusted EBITDA (consolidated)	$15,483	$13,698	$13,093