Form 10-K/A
period 2024-12-31
Energy Transfer LP
filed 2025-03-13
CIK 1276187

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
As of February 7, 2025, the registrant had 3,431,214,964 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
Energy Transfer LP (the “Partnership”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission on February 14, 2025 (the “Original 10-K”). This Amendment No. 1 is being filed to correct two clerical errors in Item 12 of Part III of the Original 10-K. Specifically, two incorrect ownership numbers were included in the “Energy Transfer LP Units” ownership table in Item 12 of Part III of the Original 10-K. This Amendment No. 1 includes a table with those numbers corrected.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment No. 1, the Co-Chief Executive Officers and Chief Financial Officer of the General Partner of the Partnership have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). This Amendment No. 1 does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment No. 1.
Except as noted above, this Amendment No. 1 does not amend, modify or otherwise update any other information in the Original 10-K or reflect any events occurring after the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.
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

	Beneficially Owned (2)		Percent of Class
Name and Address of Beneficial Owner (1)	Common Units	Class A Units(3)	Common Units	Class A Units
Kelcy L. Warren (4)	302,295,818	849,249,512	8.8%	100.0%
Thomas E. Long	1,555,831	—	*	N/A
Marshall S. (Mackie) McCrea, III (5)	4,361,151	—	*	N/A
Dylan A. Bramhall	177,591	—	*	N/A
James M. Wright, Jr.	346,566	—	*	N/A
Gregory G. McIlwain	243,040	—	*	N/A
A. Troy Sturrock	171,320	—	*	N/A
Steven R. Anderson (6)	1,578,944	—	*	N/A
Richard D. Brannon (7)	718,833	—	*	N/A
Michael K. Grimm (8)	851,791	—	*	N/A
John W. McReynolds (9)	30,232,088	—	*	N/A
James R. Perry	146,770	—	*	N/A
Matthew S. Ramsey	1,127,011	—	*	N/A
All Directors and Executive Officers as a group (13 persons)	343,806,754	849,249,512	10.0%	100.0%
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
(4)Includes 123,385,650 common units held by Kelcy Warren Partners, L.P. and 10,224,429 common units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 100,577,803 common units held by Kelcy Warren Partners III, LLC formerly known as Seven Bridges Holdings, LLC, of which Mr. Warren is a member. Also includes 328,383 common units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 67,178,477 common units held directly by Mr. Warren. Also includes 601,076 common units and 849,249,512 Energy Transfer Class A Units held by LE GP, LLC. Mr. Warren may be deemed to own common units and Energy Transfer Class A Units held by LE GP, LLC due to his ownership of 81.2% of its member interests. Mr. Warren disclaims beneficial ownership of common units and Energy Transfer Class A Units owned by LE GP, LLC other than to the extent of his interest in such entity. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 25%.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Amendment No. 1:

(1) Financial Statements – Our consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, together with the report of our independent registered public accounting firm on those consolidated financial statements, were filed as part of the Original 10-K, beginning on page F-1.

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits below

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this Amendment No.1. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

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

10.2+	First Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32740) filed February 19, 2021)
10.3+	Second Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.4+	Form of Restricted Stock Unit Agreement under the A&R Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32740) filed February 14, 2025)
10.5+	Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.6+	Form of Cash Unit Award Agreement under the Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 1-32740) filed February 16, 2023)
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

Exhibit Number	Description
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

19.1	Energy Transfer LP Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K (File No. 1-32740) filed February 14, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K (File No. 1-32740) filed February 14, 2025)
22.1	Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 of Form 10-Q (File No. 1-32740) filed August 5, 2021)
23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to Form 10-K (File No. 1-32740) filed February 14, 2025)
31.1
Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K (File No. 1-32740) filed February 14, 2025)

31.2
Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K (File No. 1-32740) filed February 14, 2025)

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 to Form 10-K (File No. 1-32740) filed February 14, 2025)
31.4*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.5*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K (File No. 1-32740) filed February 14, 2025)

32.2
Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Form 10-K (File No. 1-32740) filed February 14, 2025)

32.3
Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 to Form 10-K (File No. 1-32740) filed February 14, 2025)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	March 13, 2025	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)