Form 10-Q
period 2025-03-31
Energy Transfer LP
filed 2025-05-08
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At May 2, 2025, the registrant had 3,431,778,119 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Energy Transfer and Sunoco LP, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IFERC	Inside FERC’s Gas Market Report
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Energy Transfer and Sunoco LP, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGL	natural gas liquid, such as propane, butane and natural gasoline
NuStar	NuStar Energy L.P.
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line and/or Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header, LLC
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$453	$312
Accounts receivable, net	11,302	10,191
Accounts receivable from related companies	131	87
Inventories	2,787	3,070
Income taxes receivable	91	56
Derivative assets	6	9
Other current assets	467	477
Total current assets	15,237	14,202

Property, plant and equipment	130,496	129,242
Accumulated depreciation and depletion	(35,257)	(34,030)
Property, plant and equipment, net	95,239	95,212

Investments in unconsolidated affiliates	3,260	3,266
Lease right-of-use assets, net	829	809
Other non-current assets, net	2,069	2,017
Intangible assets, net	5,888	5,971
Goodwill	3,903	3,903
Total assets	$126,425	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,991	$8,306
Accounts payable to related companies	8	19
Derivative liabilities	20	15
Operating lease current liabilities	66	67
Accrued and other current liabilities	4,479	4,241
Current maturities of long-term debt	7	8
Total current liabilities	13,571	12,656

Long-term debt, less current maturities	59,782	59,752
Non-current operating lease liabilities	752	730
Deferred income taxes	4,179	4,190
Other non-current liabilities	1,561	1,618

Commitments and contingencies
Redeemable noncontrolling interests	418	417

Equity:
Limited Partners:
Preferred Unitholders	3,892	3,852
Common Unitholders	31,364	31,195
General Partner	(2)	(2)
Accumulated other comprehensive income	64	73
Total partners’ capital	35,318	35,118
Noncontrolling interests	10,844	10,899
Total equity	46,162	46,017
Total liabilities and equity	$126,425	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Refined product sales	$4,963	$5,513
Crude sales	5,449	6,844
NGL sales	5,642	5,251
Gathering, transportation and other fees	3,005	2,901
Natural gas sales	1,581	855
Other	380	265
Total revenues	21,020	21,629
COSTS AND EXPENSES:
Cost of products sold	15,571	16,597
Operating expenses	1,299	1,138
Depreciation, depletion and amortization	1,367	1,254
Selling, general and administrative	288	260
Impairment loss	4	—
Total costs and expenses	18,529	19,249
OPERATING INCOME	2,491	2,380
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(809)	(728)
Equity in earnings of unconsolidated affiliates	92	98
Losses on extinguishments of debt	(2)	(5)
Gain on interest rate derivative	—	9
Other, net	(11)	27
INCOME BEFORE INCOME TAX EXPENSE	1,761	1,781
Income tax expense	41	89
NET INCOME	1,720	1,692
Less: Net income attributable to noncontrolling interests	384	436
Less: Net income attributable to redeemable noncontrolling interests	13	16
NET INCOME ATTRIBUTABLE TO PARTNERS	1,323	1,240
General Partner’s interest in net income	1	1
Preferred Unitholders’ interest in net income	67	129
Loss on redemption of preferred units	—	21
Common Unitholders’ interest in net income	$1,255	$1,089
NET INCOME PER COMMON UNIT:
Basic	$0.37	$0.32
Diluted	$0.36	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$1,720	$1,692
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	2
Actuarial gain (loss) related to pension and other postretirement benefit plans	(4)	9
Foreign currency translation adjustments	1	—
Change in other comprehensive income from unconsolidated affiliates	(2)	2
	(3)	13
Comprehensive income	1,717	1,705
Less: Comprehensive income attributable to noncontrolling interests	384	436
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	16
Comprehensive income attributable to partners	$1,320	$1,253
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2024	$31,195	$3,852	$(2)	$73	$10,899	$46,017
Distributions to partners	(1,105)	(27)	(1)	—	—	(1,133)
Distributions to noncontrolling interests	—	—	—	—	(455)	(455)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	19	—	—	(6)	14	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,255	67	1	—	384	1,707
Balance, March 31, 2025	$31,364	$3,892	$(2)	$64	$10,844	$46,162

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2023	$30,197	$6,459	$(2)	$28	$7,257	$43,939
Distributions to partners	(1,039)	(88)	(1)	—	—	(1,128)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Capital contributions from noncontrolling interests	—	—	—	—	637	637
Other comprehensive income, net of tax	—	—	—	13	—	13
Redemption of Series C and Series D Preferred Units	—	(895)	—	—	—	(895)
Other, net	—	21	—	—	(49)	(28)
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,110	129	1	—	436	1,676
Balance, March 31, 2024	$30,268	$5,626	$(2)	$41	$7,860	$43,793
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$1,720	$1,692
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,367	1,254
Deferred income tax expense (benefit)	(16)	67
Inventory valuation adjustments	(61)	(130)
Non-cash compensation expense	37	46
Impairment loss	4	—
Other non-cash	14	(7)
Equity in earnings of unconsolidated affiliates	(92)	(98)
Losses on extinguishments of debt	2	5
Distributions from unconsolidated affiliates	77	84
Distributions on unvested awards	(13)	(14)
Net change in operating assets and liabilities, net of effects of acquisitions	(122)	873
Net cash provided by operating activities	2,917	3,772
INVESTING ACTIVITIES:
Cash paid by Sunoco LP for acquisitions, net of cash received	(12)	(185)
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	—	(84)
Cash paid for other acquisitions, net of cash received	—	(180)
Capital expenditures, excluding allowance for equity funds used during construction	(1,224)	(795)
Contributions in aid of construction costs	16	25
Contributions to unconsolidated affiliates	(1)	(2)
Distributions from unconsolidated affiliates in excess of cumulative earnings	20	23
Proceeds from sales of other assets	2	2
Other, net	1	—
Net cash used in investing activities	(1,198)	(1,196)
FINANCING ACTIVITIES:
Proceeds from borrowings	10,592	8,141
Repayments of debt	(10,520)	(6,257)
USAC investments in government securities in connection with the legal defeasance of senior notes	—	(749)
Redemption of Series C and Series D Preferred Units	—	(895)
Redemption of Crestwood Niobrara LLC preferred units	—	(37)
Capital contributions from noncontrolling interests	2	637
Distributions to partners	(1,133)	(1,128)
Distributions to noncontrolling interests	(455)	(421)
Distributions to redeemable noncontrolling interests	(13)	(22)
Debt issuance costs	(51)	(60)
Net cash used in financing activities	(1,578)	(791)
Increase in cash and cash equivalents	141	1,785
Cash and cash equivalents, beginning of period	312	161
Cash and cash equivalents, end of period	$453	$1,946
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
2.ACQUISITIONS
Parkland Acquisition by Sunoco LP
On May 5, 2025, Sunoco LP and Parkland Corporation (“Parkland”) announced that the parties have entered into a definitive agreement whereby Sunoco LP plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion, including assumed debt.
As part of the transaction, Sunoco LP intends to form a new publicly-traded Delaware limited liability company named SUNCorp, LLC (“SUNCorp”). SUNCorp is expected to hold limited partnership units of Sunoco LP that are economically equivalent to Sunoco LP’s publicly-traded common units on the basis of one Sunoco LP common unit for each outstanding SUNCorp unit. For a period of two years following closing of the transaction, Sunoco LP would ensure that SUNCorp unitholders receive the same dividend equivalent as the distribution to Sunoco LP unitholders.
Sunoco LP has secured a $2.65 billion 364-day bridge term loan for the proposed cash consideration.
The transaction is currently expected to close in the second half of 2025 upon the satisfaction of closing conditions, including approval by Parkland’s shareholders and customary regulatory and stock exchange listing approvals.

TanQuid Acquisition by Sunoco LP
In March 2025, Sunoco LP entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $540 million as of March 31, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and Sunoco LP will fund it using cash on hand and amounts available under its revolving credit facility.
Other Acquisitions by Sunoco LP
In the first quarter of 2025, Sunoco LP acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco LP common units, which had an aggregate acquisition-date fair value of approximately $5 million. These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to property, plant and equipment and other non-current assets.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of March 31, 2025 or December 31, 2024.
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
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2025	2024
Accounts receivable	$(1,111)	$(614)
Accounts receivable from related companies	(44)	(246)
Inventories	332	311
Other current assets	(24)	79
Other non-current assets, net	(23)	(76)
Accounts payable	685	883
Accounts payable to related companies	(19)	251
Accrued and other current liabilities	131	274
Other non-current liabilities	(57)	(34)
Derivative assets and liabilities, net	8	45
Net change in operating assets and liabilities, net of effects of acquisitions	$(122)	$873

Non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2025	2024
Accrued capital expenditures	$795	$421
Lease assets obtained in exchange for new lease liabilities	29	1
Distribution reinvestment	10	22
USAC exercise and conversion of preferred units into common units	—	38
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	—	749
Legal defeasance of USAC senior notes due 2026	—	725
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions	5	—
4.INVENTORIES
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Natural gas, NGLs and refined products	$1,834	$1,989
Crude oil	292	400
Spare parts and other	661	681
Total inventories	$2,787	$3,070
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the LIFO method. As of March 31, 2025 and December 31, 2024, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $255 million and $316 million, respectively. For the three months ended March 31, 2025 and 2024, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended March 31, 2025 and 2024, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $61 million and $130 million, respectively, which increased net income.
5.FAIR VALUE MEASURES
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value.
We have commodity derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivative do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the three months ended March 31, 2025, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 based on inputs used to derive their fair values:

Fair Value Measurements at March 31, 2025
Fair Value - Level 1
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$9
Swing Swaps IFERC	2
Fixed Swaps/Futures	15
Power:
Forwards	37
Futures	16
NGLs – Forwards/Swaps	271
Refined Products – Futures	2
Crude – Forwards/Swaps	17
Total commodity derivatives	369
Other non-current assets	211
Total assets	$580
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(25)
Swing Swaps IFERC	(2)
Fixed Swaps/Futures	(45)
Power:
Forwards	(34)
Futures	(15)
NGLs – Forwards/Swaps	(245)
Refined Products – Futures	(11)
Crude – Forwards/Swaps	(27)
Total commodity derivatives	(404)
Total liabilities	$(404)

Fair Value Measurements at December 31, 2024
Fair Value - Level 1
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$6
Swing Swaps IFERC	4
Fixed Swaps/Futures	10
Power:
Forwards	39
Futures	10
NGLs – Forwards/Swaps	166
Refined Products – Futures	3
Crude – Forwards/Swaps	25
Total commodity derivatives	263
Other non-current assets	212
Total assets	$475
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(11)
Swing Swaps IFERC	(11)
Fixed Swaps/Futures	(9)
Power:
Forwards	(38)
Futures	(10)
NGLs – Forwards/Swaps	(170)
Refined Products – Futures	(9)
Crude – Forwards/Swaps	(35)
Total commodity derivatives	(293)
Total liabilities	$(293)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of March 31, 2025 were $59.28 billion and $59.79 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our consolidated debt obligations were $59.01 billion and $59.76 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended March 31,
	2025	2024
Net income	$1,720	$1,692
Less: Net income attributable to noncontrolling interests	384	436
Less: Net income attributable to redeemable noncontrolling interests	13	16
Net income, net of noncontrolling interests	1,323	1,240
Less: General Partner’s interest in net income	1	1
Less: Preferred Unitholders’ interest in net income	67	129
Less: Loss on redemption of preferred units	—	21
Common Unitholders’ interest in net income	$1,255	$1,089
Basic Income per Common Unit:
Weighted average common units	3,431.4	3,368.6
Basic income per common unit	$0.37	$0.32
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,255	$1,089
Dilutive effect of equity-based compensation of subsidiaries (1)	—	1
Diluted income attributable to Common Unitholders	$1,255	$1,088
Weighted average common units	3,431.4	3,368.6
Dilutive effect of unvested restricted unit awards (1)	21.5	21.5
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,452.9	3,390.1
Diluted income per common unit	$0.36	$0.32
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Recent Transactions
Energy Transfer Senior Notes Issuance and Redemption
In March 2025, the Partnership issued $650 million aggregate principal amount of 5.20% senior notes due April 2030, $1.25 billion aggregate principal amount of 5.70% senior notes due April 2035 and $1.10 billion aggregate principal amount of 6.20% senior notes due April 2055. The Partnership used the net proceeds to refinance existing indebtedness, including to repay commercial paper and borrowings under its Five-Year Credit Facility (described below), and for general partnership purposes.
In March 2025, the Partnership redeemed its $1.00 billion aggregate principal amount of 4.05% senior notes due March 2025 using cash on hand and commercial paper borrowings.
Sunoco LP Senior Notes Issuance and Redemption
In March 2025, Sunoco LP issued $1.00 billion of 6.250% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. Sunoco LP used the net proceeds from the private offering to repay its $600 million of 5.750% senior notes due 2025 and to repay a portion of the outstanding borrowings under its revolving credit facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion until April 11, 2027, and up to $4.84 billion until April 11, 2029. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.

As of March 31, 2025, the Five-Year Credit Facility had $605 million of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $4.37 billion, after accounting for outstanding letters of credit in the amount of $23 million. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 4.60%.
Sunoco LP Credit Facilities
As of March 31, 2025, Sunoco LP’s credit facility, which matures in May 2029, had no outstanding borrowings and $56 million in standby letters of credit. The unused availability on Sunoco LP’s credit facility as of March 31, 2025 was $1.44 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 6.53%.
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2025, this facility had no outstanding borrowings.
USAC Credit Facility
As of March 31, 2025, USAC’s credit facility, which matures in December 2026, had $805 million of outstanding borrowings and $1 million outstanding letters of credit. As of March 31, 2025, USAC’s credit facility had $795 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $740 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 6.96%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2025. For the quarter ended March 31, 2025, the Partnership’s leverage ratio, as calculated pursuant to the covenant related to its Five-Year Credit Facility, was 3.24x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of March 31, 2025 and December 31, 2024 included a balance of $169 million related to the USAC Series A preferred units and $225 million related to Crestwood Niobrara LLC preferred units. Additionally, as of March 31, 2025 and December 31, 2024, redeemable noncontrolling interests included a balance of $24 million and $23 million, respectively, related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the three months ended March 31, 2025 were as follows:

Number of Units
Number of common units at December 31, 2024	3,431.0
Common units issued under the distribution reinvestment plan	0.5
Common units vested under equity incentive plans and other	0.2
Number of common units at March 31, 2025	3,431.7
Energy Transfer Repurchase Program
During the three months ended March 31, 2025, Energy Transfer did not repurchase any of its common units under its current buyback program. As of March 31, 2025, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the three months ended March 31, 2025, distributions of $10 million were reinvested under the distribution reinvestment program. As of March 31, 2025, a total of 38.4 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.

Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2024 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2024	February 7, 2025	February 19, 2025	$0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
Energy Transfer Preferred Units
As of March 31, 2025 and December 31, 2024, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series B	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2024	$556	$496	$1,488	$893	$419	$3,852
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	8	26	15	9	67
Balance, March 31, 2025	$547	$504	$1,514	$908	$419	$3,892

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
Distributions to partners	(24)	(18)	(11)	(11)	(15)	—	—	—	(9)	(88)
Redemption of preferred units	—	—	(450)	(445)	—	—	—	—	—	(895)
Other, net	—	—	11	10	—	—	—	—	—	21
Net income	23	9	12	11	15	8	27	15	9	129
Balance, March 31, 2024	$947	$547	$—	$—	$786	$504	$1,515	$908	$419	$5,626
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (1)	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2024	February 1, 2025	February 15, 2025	$33.125	$—	$—	$—	$0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	33.750	35.630	32.500	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units will be paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025.
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

Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 19, 2025	$0.8865
March 31, 2025	May 20, 2025	0.8976
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 7, 2025	$0.525
March 31, 2025	May 9, 2025	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2025	December 31, 2024
Available-for-sale securities	$22	$20
Foreign currency translation adjustment	(11)	(6)
Actuarial gains related to pensions and other postretirement benefits	41	45
Investments in unconsolidated affiliates, net	12	14
Total AOCI included in partners’ capital, net of tax	$64	$73
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

The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. The request for rehearing will be addressed in a future order. On March 24, 2025, Panhandle petitioned the Court of Appeals for review of the December 5, 2024 and February 3, 2025 orders.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. During the three months ended March 31, 2025 and 2024, the Partnership recorded $16 million and $13 million, respectively, of ROW expense, which are included in operating expenses in the consolidated statements of operations.
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
As of March 31, 2025 and December 31, 2024, accruals of approximately $316 million and $281 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $42 million.
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
On January 17, 2025, the USACE, Dakota Access and state intervenors (including North Dakota and thirteen other states) each filed a motion to dismiss all of the claims in the new SRST litigation. Also, on January 17, 2025, the SRST filed a motion for partial summary judgment on certain of their claims. Briefing on the motions to dismiss is complete. The District Court has held briefing on the motion for partial summary judgment in abeyance pending the Court’s decision on the motions to dismiss. On March 28, 2025, the Court granted the motions to dismiss. The SRST have until May 27, 2025 to appeal the dismissal.
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
As of March 31, 2025, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.

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
Rover – State of Ohio
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $3 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver.
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio sought permission to appeal this decision from the Ohio State Supreme Court. Energy Transfer and Rover have opposed such permission. On January 28, 2025, the Ohio State Supreme Court declined to hear the State’s appeal. On April 25, 2025, the State of Ohio filed a petition for certiorari with the U.S. Supreme Court. Energy Transfer and Rover intend to vigorously defend this claim.
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
On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer and Messrs. Warren, Long, McCrea and Whitehurst. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of Rover. On August 10, 2022, the court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey. On November 7, 2022, the court granted the defendants’ motion to transfer and transferred this action to the United States District Court for the Northern District of Texas. On January 27, 2023, the defendants filed their motion to dismiss the New Mexico Funds’ amended complaint.
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
After a bench trial, on August 17, 2020, Judge John Gibney (sitting from the Eastern District of Virginia) issued an opinion that awarded the Class actual damages of $75 million for late payment interest for identified and unidentified royalty owners and interest-on-interest. This amount was later amended to $81 million to account for interest accrued from trial (the “Order”). Judge Gibney also awarded punitive damages in the amount of $75 million. The Class is also seeking attorneys’ fees.
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
Trial was held in June 2022, and a final judgment was entered on October 24, 2022. The final judgment includes an award of damages of approximately $21 million, a pre-judgment interest award of approximately $18 million and attorney fees and other costs of approximately $5 million. Crestwood has insurance coverage related to certain pre-judgment interest awards but has not recorded a receivable related to any potential insurance recovery on June 30, 2023. On January 9, 2023, Crestwood paid approximately $21 million to the Court Registry under protest to mitigate the impact of post-judgment interest. Crestwood filed a Notice of Appeal on January 13, 2023, and filed its Appellate Brief on September 29, 2023. Linde’s response was filed on February 8, 2024. Oral argument was held on September 26, 2024.
On December 17, 2024, the First Court of Appeals in Houston issued its opinion, in which it reversed the trial court judgment in part and affirmed it in part. The appellate court reversed the awards to Linde of $18 million in interest and $5 million for fees and other costs. This reversal reduces the judgment amount by approximately $22 million. The appellate court affirmed the damages award to Linde of $21 million. The appellate court remanded the case to the trial court to recompute the prejudgment interest award. Linde can seek further review of this decision by filing a petition for review in the Texas Supreme Court.
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
On June 3, 2024, defendants filed a Motion to Dismiss and, alternatively, a Motion to Transfer Venue, along with a Brief in Support. In its Motion to Dismiss, defendants argued that plaintiff’s petition fails to state a claim upon which relief can be granted and also that such claims should be dismissed because collateral estoppel bars plaintiff from bringing allegations inconsistent with earlier agency and judicial findings that the extreme cold weather—not defendants’ conduct—caused the natural gas shortage and resulting high prices during Winter Storm Uri. Defendants also argued that plaintiff’s suit should be dismissed for filing suit in the wrong forum or, alternatively, should be transferred to the correct county of venue (Oklahoma County). Plaintiff filed its response brief on July 12, 2024. A hearing on both motions was held on October 15, 2024. On January 16, 2025, the Judge denied all motions, noting (1) that venue is proper in Osage County; (2) collateral estoppel does not bar recovery; (3) the Plaintiffs can plead inconsistent theories of recovery; and (4) the recovery is public in nature and not foreclosed by statute of limitations. The case will now proceed into the discovery phase.
In a separate matter filed on January 9, 2025, the State of Oklahoma ex rel. Gentner Drummond, Attorney General of Oklahoma (“Plaintiff”) filed a Petition against ETC Marketing Ltd. and ETC Marketing Inc. (collectively, “ETCM”) and other natural gas marketers in Case No. CJ-25-06 in the District Court of Osage County, Oklahoma, arising out of Winter Storm Uri in February 2021. The Oklahoma Attorney General brought this action on behalf of its state agencies, political subdivisions and the people of the State of Oklahoma. Specifically, Plaintiff alleges that the defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for unjust enrichment and violation of the Oklahoma Consumer Protection Act. Plaintiff’s Petition seeks damages in excess of $75,000, including actual damages, punitive damages, treble damages, and attorney’s fees and costs. However, the actual amount sought was not specified.
On March 17, 2025, all defendants (including ETCM) jointly filed a motion to dismiss and brief in support. In the joint motion to dismiss, defendants asserted that FERC’s exclusive jurisdiction preempts all the Attorney General’s state-law claims and, alternatively, that the Petition does not state a claim under Oklahoma antitrust law. Further, the motion argues that the Oklahoma Consumer Protection Act claims are time-barred and inconsistent with the statute, and the unjust enrichment claims are barred by Oklahoma law. Finally, the motion alleges that the Attorney General’s unjust enrichment claims fail as a matter of law because defendants sold natural gas pursuant to valid contracts and the individual consumers were not direct purchasers of natural gas from defendants. A hearing on the motion to dismiss will be held on July 31, 2025.
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
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $29 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, USAC recognized a charge of $1 million, which USAC believes is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. This $1 million estimated amount was recognized within income tax expense for the three months ended March 31, 2025. However, USAC’s final imputed underpayment, if any, has not been determined. Once determined, USAC’s general partner may either elect to pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each USAC unitholder, and former USAC unitholder, as applicable, with respect to an audited and adjusted return.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2025, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	March 31, 2025	December 31, 2024
Current	$54	$51
Non-current	222	227
Total environmental liabilities	$276	$278
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
During the three months ended March 31, 2025 and 2024, the Partnership recorded $2 million and $3 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2024	$759
Additions	298
Revenue recognized	(383)
Balance, March 31, 2025	$674

Balance, December 31, 2023	$749
Additions	291
Revenue recognized	(297)
Balance, March 31, 2024	$743

The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	March 31, 2025	December 31, 2024
Contract assets	$300	$288
Accounts receivable from contracts with customers	965	1,084
Contract liabilities	37	39
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
As of March 31, 2025, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $36.78 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2025
	(remainder)	2026	2027	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2025	$5,910	$6,938	$5,716	$18,213	$36,777
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
The following table details our outstanding commodity-related derivatives:

	March 31, 2025		December 31, 2024
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	(15,135)	2025-2027	6,630	2025-2026
Basis Swaps IFERC/NYMEX	880	2025-2028	3,490	2025-2027
Swing Swaps	(138,780)	2025-2027	(156,820)	2025-2027
Options – Calls	600	2025-2026	—
Power (Megawatt):
Forwards	58,600	2025-2029	6,040	2025-2029
Futures	(340,545)	2025-2027	(140,137)	2025-2026
Options – Puts	33,600	2025-2026	(17,600)	2025
Options – Calls	14,400	2025-2026	—
Crude (MBbls):
Forwards/Swaps	(21,363)	2025-2027	(22,512)	2025-2026
NGL/Refined Products (MBbls):
Forward/Swaps	(4,819)	2025-2028	(15,063)	2025-2027
Options – Puts	7	2025-2026	(9)	2025-2026
Options – Calls	(2)	2025-2026	(14)	2025-2026
Futures	(3,064)	2025-2027	(1,763)	2025-2026
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(38,945)	2025	(47,170)	2025
Fixed Swaps/Futures	(38,945)	2025	(47,170)	2025
Hedged Item – Inventory	38,945	2025	44,170	2025
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$18	$3	$(46)	$(7)
	18	3	(46)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	308	209	(301)	(229)
Commodity derivatives	43	51	(57)	(57)
	351	260	(358)	(286)
Total derivatives	$369	$263	$(404)	$(293)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	$43	$51	$(57)	$(57)
Broker cleared derivative contracts	Other current assets (liabilities)	326	212	(347)	(236)
Total gross derivatives		369	263	(404)	(293)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(37)	(42)	37	42
Counterparty netting	Other current assets (liabilities)	(282)	(204)	282	204
Total net derivatives		$50	$17	$(85)	$(47)

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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized on Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2025	2024
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$(12)	$16
Interest rate derivative(1)	Gain on interest rate derivative	—	9
Total		$(12)	$25
(1)This interest rate derivative was terminated by USAC in August 2024.
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2025	2024
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$1,147	$810
Intersegment revenues	147	108
	1,294	918
Interstate transportation and storage:
Revenues from external customers	613	595
Intersegment revenues	8	7
	621	602
Midstream:
Revenues from external customers	884	806
Intersegment revenues	2,772	1,968
	3,656	2,774
NGL and refined products transportation and services:
Revenues from external customers	6,034	5,684
Intersegment revenues	875	842
	6,909	6,526
Crude oil transportation and services:
Revenues from external customers	6,205	7,638
Intersegment revenues	3	—
	6,208	7,638
Investment in Sunoco LP:
Revenues from external customers	5,177	5,495
Intersegment revenues	2	4
	5,179	5,499
Investment in USAC:
Revenues from external customers	230	223
Intersegment revenues	15	6
	245	229
All other:
Revenues from external customers	730	378
Intersegment revenues	265	88
	995	466
Eliminations	(4,087)	(3,023)
Total revenues	$21,020	$21,629

	Three Months Ended March 31,
	2025	2024
Cost of products sold:
Intrastate transportation and storage	$964	$487
Interstate transportation and storage	2	1
Midstream	2,260	1,719
NGL and refined products transportation and services	5,641	5,319
Crude oil transportation and services	5,214	6,594
Investment in Sunoco LP	4,526	5,015
Investment in USAC	38	36
All other	995	451
Eliminations	(4,069)	(3,025)
Total cost of products sold	$15,571	$16,597

	Three Months Ended March 31,
	2025	2024
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$57	$53
Interstate transportation and storage	189	203
Midstream	421	323
NGL and refined products transportation and services	247	228
Crude oil transportation and services	213	188
Investment in Sunoco LP	158	105
Investment in USAC	43	39
All other	1	6
Eliminations	(45)	(23)
Total operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	$1,284	$1,122

	Three Months Ended March 31,
	2025	2024
Depreciation, depletion and amortization:
Intrastate transportation and storage	$51	$54
Interstate transportation and storage	142	142
Midstream	448	429
NGL and refined products transportation and services	248	258
Crude oil transportation and services	237	247
Investment in Sunoco LP	156	43
Investment in USAC	70	63
All other	15	18
Total depreciation, depletion and amortization	$1,367	$1,254

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$14	$12
Interstate transportation and storage	37	33
Midstream	56	44
NGL and refined products transportation and services	48	42
Crude oil transportation and services	44	36
Investment in Sunoco LP	36	32
Investment in USAC	14	15
All other	13	12
Total selling, general and administrative expenses, excluding non-cash compensation and accretion expenses	$262	$226

	Three Months Ended March 31,
	2025	2024
Equity in earnings of unconsolidated affiliates (1) :
Intrastate transportation and storage	$5	$5
Interstate transportation and storage	63	62
Midstream	3	4
NGL and refined products transportation and services	17	19
Crude oil transportation and services	4	7
All other	—	1
Total equity in earnings of unconsolidated affiliates	$92	$98
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended March 31,
	2025	2024
Other income (expense) (1) :
Intrastate transportation and storage	$85	$72
Interstate transportation and storage	119	118
Midstream	6	8
NGL and refined products transportation and services	5	52
Crude oil transportation and services	5	28
Investment in Sunoco LP	(1)	(105)
All other	26	26
Eliminations	(50)	(3)
Total other income	$195	$196
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	March 31, 2025	December 31, 2024
Segment assets:
Intrastate transportation and storage	$6,322	$6,289
Interstate transportation and storage	17,489	17,656
Midstream	30,341	30,473
NGL and refined products transportation and services	27,173	27,445
Crude oil transportation and services	26,752	25,231
Investment in Sunoco LP	14,342	14,375
Investment in USAC	2,713	2,746
All other and eliminations	1,293	1,165
Total segment assets	$126,425	$125,380

	Three Months Ended March 31,
	2025	2024
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$226	$14
Interstate transportation and storage	46	49
Midstream	349	178
NGL and refined products transportation and services	363	220
Crude oil transportation and services	107	89
Investment in Sunoco LP	101	41
Investment in USAC	33	111
All other	29	26
Total additions to property, plant and equipment	$1,254	$728
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	March 31, 2025	December 31, 2024
Investments in unconsolidated affiliates (1):
Intrastate transportation and storage	$150	$150
Interstate transportation and storage	2,352	2,350
Midstream	130	132
NGL and refined products transportation and services	378	383
Crude oil transportation and services	191	193
All other	59	58
Total investments in unconsolidated affiliates	$3,260	$3,266
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA:
Intrastate transportation and storage	$344	$438
Interstate transportation and storage	512	483
Midstream	925	696
NGL and refined products transportation and services	978	989
Crude oil transportation and services	742	848
Investment in Sunoco LP	458	242
Investment in USAC	150	139
All other	(11)	45
Adjusted EBITDA (consolidated)	$4,098	$3,880

	Three Months Ended March 31,
	2025	2024
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,720	$1,692
Depreciation, depletion and amortization	1,367	1,254
Interest expense, net of interest capitalized	809	728
Income tax expense	41	89
Impairment loss	4	—
Gain on interest rate derivative	—	(9)
Non-cash compensation expense	37	46
Unrealized losses on commodity risk management activities	69	141
Inventory valuation adjustments (Sunoco LP)	(61)	(130)
Losses on extinguishments of debt	2	5
Adjusted EBITDA related to unconsolidated affiliates	167	171
Equity in earnings of unconsolidated affiliates	(92)	(98)
Other, net	35	(9)
Adjusted EBITDA (consolidated)	$4,098	$3,880

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Acquisitions
Parkland Acquisition by Sunoco LP
On May 5, 2025, Sunoco LP and Parkland Corporation (“Parkland”) announced that the parties have entered into a definitive agreement whereby Sunoco LP plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion, including assumed debt.
As part of the transaction, Sunoco LP intends to form a new publicly-traded Delaware limited liability company named SUNCorp, LLC (“SUNCorp”). SUNCorp is expected to hold limited partnership units of Sunoco LP that are economically equivalent to Sunoco LP’s publicly-traded common units on the basis of one Sunoco LP common unit for each outstanding SUNCorp unit. For a period of two years following closing of the transaction, Sunoco LP would ensure that SUNCorp unitholders receive the same dividend equivalent as the distribution to Sunoco LP unitholders.
Sunoco LP has secured a $2.65 billion 364-day bridge term loan for the proposed cash consideration.
The transaction is currently expected to close in the second half of 2025 upon the satisfaction of closing conditions, including approval by Parkland’s shareholders and customary regulatory and stock exchange listing approvals.
TanQuid Acquisition by Sunoco LP
In March 2025, Sunoco LP entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $540 million as of March 31, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and Sunoco LP will fund it using cash on hand and amounts available under its revolving credit facility.
Other Acquisitions by Sunoco LP
In the first quarter of 2025, Sunoco LP acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco LP common units, which had an aggregate acquisition-date fair value of approximately $5 million.
Quarterly Cash Distribution
In April 2025, Energy Transfer announced a quarterly distribution of $0.3275 per unit ($1.31 annualized) on Energy Transfer common units for the quarter ended March 31, 2025.

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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the Court of Appeals consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the Court of Appeals regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the Court of Appeals regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the Court of Appeals for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. The request for rehearing will be addressed in a future order. On March 24, 2025, Panhandle petitioned the Court of Appeals for review of the December 5, 2024 and February 3, 2025 orders.
Pipeline Certification
The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018, thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021; we filed comments in the FERC proceeding. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the Natural Gas Act of 1938. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022.
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
Consolidated Results

	Three Months Ended March 31,
	2025	2024	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$344	$438	$(94)
Interstate transportation and storage	512	483	29
Midstream	925	696	229
NGL and refined products transportation and services	978	989	(11)
Crude oil transportation and services	742	848	(106)
Investment in Sunoco LP	458	242	216
Investment in USAC	150	139	11
All other	(11)	45	(56)
Adjusted EBITDA (consolidated)	$4,098	$3,880	$218

	Three Months Ended March 31,
	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,720	$1,692	$28
Depreciation, depletion and amortization	1,367	1,254	113
Interest expense, net of interest capitalized	809	728	81
Income tax expense	41	89	(48)
Impairment loss	4	—	4
Gain on interest rate derivative	—	(9)	9
Non-cash compensation expense	37	46	(9)
Unrealized losses on commodity risk management activities	69	141	(72)
Inventory valuation adjustments (Sunoco LP)	(61)	(130)	69
Losses on extinguishments of debt	2	5	(3)
Adjusted EBITDA related to unconsolidated affiliates	167	171	(4)
Equity in earnings of unconsolidated affiliates	(92)	(98)	6
Other, net	35	(9)	44
Adjusted EBITDA (consolidated)	$4,098	$3,880	$218
Net Income. For the three months ended March 31, 2025 compared to the same period last year, net income increased by $28 million, or approximately 2%, primarily due to higher segment margin from multiple segments. The most significant increases were in our midstream segment, where segment margin was favorably impacted by recently acquired assets and the non-recurring recognition of $160 million associated with Winter Storm Uri in 2021, which represents the remainder of midstream segment margin from Winter Storm Uri that had not already been recognized. In our intrastate transportation and storage segment, a total of approximately $285 million of previously invoiced amounts that are currently disputed by customers remain unrecognized, of which approximately $263 million is due from CPS Energy. The increase in net income also reflected an increase from our investment in Sunoco LP segment, where results were also favorably impacted by recent acquisitions and strategic transactions. The increase in segment margin was partially offset by increases in operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization and interest expense. These changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three months ended March 31, 2025 compared to the same period last year, Adjusted EBITDA increased by $218 million, or approximately 6%, primarily due to higher segment margin in our midstream segment and our investment in Sunoco LP segment, as discussed above.
Additional discussion on the changes impacting net income and Adjusted EBITDA is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2025 compared to the same period last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three months ended March 31, 2025 compared to the same period last year primarily due to an increase in aggregate debt balances following the acquisitions of NuStar and WTG Midstream Holdings LLC and the refinancing of certain preferred units with long-term debt.
Income Tax Expense. For the three months ended March 31, 2025 compared to the same period last year, income tax expense decreased primarily due to a favorable state tax rate change in the current period.
Impairment Loss. For the three months ended March 31, 2025, the impairment loss was related to USAC’s evaluation of the future deployment of its idle fleet under current market conditions.
Gain on Interest Rate Derivative. For the three months ended March 31, 2024, the gain on interest rate derivative resulted from changes in forward interest rates, which caused USAC’s interest rate swap to change in value. This interest rate derivative was terminated by USAC in August 2024.
Unrealized Losses on Commodity Risk Management Activities. The unrealized losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gain and loss within each segment is included in “Segment Operating Results,” and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2025 and 2024, the Partnership’s cost of products sold included Sunoco LP’s favorable inventory valuation adjustments of $61 million and $130 million, respectively, which increased net income.
Losses on Extinguishments of Debt. For the three months ended March 31, 2025, loss on extinguishment of debt was related to Sunoco LP's redemption of senior notes.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2025	2024	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$33	$37	$(4)
MEP	17	17	—
White Cliffs	3	6	(3)
Explorer	7	6	1
SESH	14	10	4
Other	18	22	(4)
Total equity in earnings of unconsolidated affiliates	$92	$98	$(6)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$79	$81	$(2)
MEP	26	26	—
White Cliffs	8	11	(3)
Explorer	11	10	1
SESH	15	13	2
Other	28	30	(2)
Total Adjusted EBITDA related to unconsolidated affiliates	$167	$171	$(4)

Distributions received from unconsolidated affiliates:
Citrus	$30	$33	$(3)
MEP	26	23	3
White Cliffs	9	11	(2)
Explorer	5	8	(3)
SESH	8	18	(10)
Other	19	14	5
Total distributions received from unconsolidated affiliates	$97	$107	$(10)
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
•Unrealized gain or loss on commodity risk management activities and inventory valuation adjustments. These are the unrealized amounts that are included in cost of products sold to calculate segment margin. These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized loss is added back and the unrealized gain is subtracted to calculate the segment measure.

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
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2025	2024	Change
Natural gas transported (BBtu/d)	14,220	14,177	43
Withdrawals from storage natural gas inventory (BBtu)	8,225	8,230	(5)
Revenues	$1,294	$918	$376
Cost of products sold	964	487	477
Segment margin	330	431	(101)
Unrealized losses on commodity risk management activities	76	64	12
Operating expenses, excluding non-cash compensation expense	(57)	(53)	(4)
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(12)	(2)
Adjusted EBITDA related to unconsolidated affiliates	6	7	(1)
Other	3	1	2
Segment Adjusted EBITDA	$344	$438	$(94)
Volumes. For the three months ended March 31, 2025 compared to the same period last year, transported volumes of gas on our Texas and Oklahoma intrastate pipelines increased primarily due to more third party transportation, partially offset by lower gas production from the Haynesville area. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Transportation fees	$221	$222	$(1)
Natural gas sales and other (excluding unrealized gains and losses)	129	251	(122)
Retained fuel (excluding unrealized gains and losses)	16	8	8
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	40	14	26
Unrealized losses on commodity risk management activities and fair value inventory adjustments	(76)	(64)	(12)
Total segment margin	$330	$431	$(101)
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $122 million in realized natural gas sales and other primarily due to lower pipeline optimization as a result of lower volatility in natural gas prices; and
•an increase of $4 million in operating expenses primarily due to increases in project costs, employee costs and ad valorem taxes; partially offset by
•an increase of $26 million in storage margin primarily due to higher storage optimization; and
•an increase of $8 million in retained fuel margin primarily due to higher gas prices.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2025	2024	Change
Natural gas transported (BBtu/d)	18,204	17,665	539
Natural gas sold (BBtu/d)	33	23	10
Revenues	$621	$602	$19
Cost of products sold	2	1	1
Segment margin	619	601	18
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(189)	(203)	14
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(37)	(33)	(4)
Adjusted EBITDA related to unconsolidated affiliates	119	118	1
Segment Adjusted EBITDA	$512	$483	$29
Volumes. For the three months ended March 31, 2025 compared to the same period last year, transported volumes increased primarily due to more capacity sold and higher utilization on our Panhandle, Trunkline and Gulf Run systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $18 million in segment margin primarily due to a $9 million increase in operational gas sales resulting from higher prices, a $5 million increase in storage and parking revenue and a $4 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes at higher rates;
•a decrease of $14 million in operating expenses primarily due to lower maintenance costs; and
•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase from our Southeast Supply Header joint venture; partially offset by
•an increase of $4 million in selling, general and administrative expenses primarily due to an increase in employee costs.

Midstream

	Three Months Ended March 31,
	2025	2024	Change
Gathered volumes (BBtu/d)	20,411	19,922	489
NGLs produced (MBbls/d)	1,090	890	200
Equity NGLs (MBbls/d)	60	52	8
Revenues	$3,656	$2,774	$882
Cost of products sold	2,260	1,719	541
Segment margin	1,396	1,055	341
Operating expenses, excluding non-cash compensation expense	(421)	(323)	(98)
Selling, general and administrative expenses, excluding non-cash compensation expense	(56)	(44)	(12)
Adjusted EBITDA related to unconsolidated affiliates	5	6	(1)
Other	1	2	(1)
Segment Adjusted EBITDA	$925	$696	$229
Volumes. For the three months ended March 31, 2025 compared to the same period last year, gathered volumes increased primarily due to newly acquired assets and higher volumes in the Permian region, partially offset by declines in other regions. NGL production increased primarily due to recently acquired assets and increased Permian plant utilization.
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $153 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $160 million in segment margin due to the non-recurring recognition of certain amounts associated with Winter Storm Uri in 2021, which represents the remainder of midstream segment margin from Winter Storm Uri that had not already been recognized; and
•an increase of $28 million in segment margin due to higher natural gas prices of $35 million offset by lower NGL prices of $7 million; partially offset by
•an increase of $98 million in operating expenses primarily due to recent acquisitions and assets placed in service; and
•an increase of $12 million in selling, general and administrative expenses due to higher corporate allocations, as well as the impact of a $5 million decrease in workers’ compensation reserve in the prior period.

NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2025	2024	Change
NGL transportation volumes (MBbls/d)	2,169	2,087	82
Refined products transportation volumes (MBbls/d)	574	573	1
NGL and refined products terminal volumes (MBbls/d)	1,453	1,395	58
NGL fractionation volumes (MBbls/d)	1,089	1,053	36
Revenues	$6,909	$6,526	$383
Cost of products sold	5,641	5,319	322
Segment margin	1,268	1,207	61
Unrealized (gains) losses on commodity risk management activities	(26)	22	(48)
Operating expenses, excluding non-cash compensation expense	(247)	(228)	(19)
Selling, general and administrative expenses, excluding non-cash compensation expense	(48)	(42)	(6)
Adjusted EBITDA related to unconsolidated affiliates	31	30	1
Segment Adjusted EBITDA	$978	$989	$(11)
Volumes. For the three months ended March 31, 2025 compared to the same period last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region and on our Mariner East pipeline system. The increase in transportation volumes also led to higher fractionated volumes at our Mont Belvieu NGL Complex.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Transportation margin	$616	$615	$1
Fractionators and refinery services margin	218	233	(15)
Terminal services margin	233	209	24
Storage margin	81	79	2
Marketing margin	94	93	1
Unrealized gains (losses) on commodity risk management activities	26	(22)	48
Total segment margin	$1,268	$1,207	$61
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impact of the following:
•an increase of $19 million in operating expenses primarily due to a $10 million increase in gas and power utility costs and a $6 million increase in employee costs;
•a decrease of $15 million in fractionators and refinery services margin primarily due to lower gains from blending activities; and
•an increase of $6 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets; partially offset by
•an increase of $24 million in terminal services margin primarily due to a $22 million increase in fees from loading NGL volumes for export at our Nederland and Marcus Hook terminals and a $2 million increase from higher throughput and storage at our refined product terminals; and
•an increase of $2 million in storage margin primarily due to the timing of deficiency payments.

Crude Oil Transportation and Services

	Three Months Ended March 31,
	2025	2024	Change
Crude oil transportation volumes (MBbls/d)	6,719	6,102	617
Crude oil terminal volumes (MBbls/d)	3,325	3,241	84
Revenues	$6,208	$7,638	$(1,430)
Cost of products sold	5,214	6,594	(1,380)
Segment margin	994	1,044	(50)
Unrealized losses on commodity risk management activities	—	19	(19)
Operating expenses, excluding non-cash compensation expense	(213)	(188)	(25)
Selling, general and administrative expenses, excluding non-cash compensation expense	(44)	(36)	(8)
Adjusted EBITDA related to unconsolidated affiliates	6	9	(3)
Other	(1)	—	(1)
Segment Adjusted EBITDA	$742	$848	$(106)
Volumes. For the three months ended March 31, 2025 compared to the same period last year, crude oil transportation volumes were higher due to continued growth on our gathering systems and from assets contributed upon the recent formation of the ET-S Permian joint venture with Sunoco LP, partially offset by lower volumes on our Bakken Pipeline.
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impact of the following:
•a decrease of $69 million in segment margin (excluding unrealized losses on commodity risk management activities) due to decreased transportation and the timing of optimization losses realized during the quarter which we expect to partially reverse in future periods, partially offset by increases from assets contributed upon the formation of ET-S Permian;
•an increase of $25 million in operating expenses primarily due to a $9 million increase from assets contributed upon the formation of ET-S Permian, a $7 million increase in volume-driven expenses, and a $5 million increase in employee expenses;
•an increase of $8 million in selling, general and administrative expenses primarily due to costs associated with ET-S Permian; and
•a decrease of $3 million in Adjusted EBITDA related to unconsolidated affiliates due to lower volumes and lower re-contracted rates.
Investment in Sunoco LP

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$5,179	$5,499	$(320)
Cost of products sold	4,526	5,015	(489)
Segment margin	653	484	169
Unrealized (gains) losses on commodity risk management activities	(1)	13	(14)
Operating expenses, excluding non-cash compensation expense	(158)	(105)	(53)
Selling, general and administrative expenses, excluding non-cash compensation expense	(36)	(32)	(4)
Adjusted EBITDA related to unconsolidated affiliates	50	3	47
Inventory valuation adjustments	(61)	(130)	69
Other	11	9	2
Segment Adjusted EBITDA	$458	$242	$216
The investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.

Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $224 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the acquisitions of NuStar and Zenith European terminals; and
•an increase of $47 million in Adjusted EBITDA related to unconsolidated affiliates due to the formation of ET-S Permian; partially offset by
•an increase of $53 million in operating expenses and $4 million in selling, general and administrative expenses primarily due to the acquisitions of NuStar and Zenith European terminals.
Investment in USAC

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$245	$229	$16
Cost of products sold	38	36	2
Segment margin	207	193	14
Operating expenses, excluding non-cash compensation expense	(43)	(39)	(4)
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(15)	1
Segment Adjusted EBITDA	$150	$139	$11
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $14 million in segment margin primarily due to higher market-based rates on newly deployed and redeployed compression units and higher average rates on existing customer contracts, and higher revenue-generating horsepower as a result of increased demand for compression services; partially offset by
•an increase of $4 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower.
All Other

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$995	$466	$529
Cost of products sold	995	451	544
Segment margin	—	15	(15)
Unrealized losses on commodity risk management activities	20	23	(3)
Operating expenses, excluding non-cash compensation expense	(1)	(6)	5
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(12)	(1)
Adjusted EBITDA related to unconsolidated affiliates	—	1	(1)
Other and eliminations	(17)	24	(41)
Segment Adjusted EBITDA	$(11)	$45	$(56)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.

Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impact of the following:
•a decrease of $47 million due to intersegment eliminations of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; and
•a decrease of $13 million in our natural gas marketing business due to the timing of gains on stored natural gas in the prior period; partially offset by
•an increase of $3 million in rental income on recently acquired real estate.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy obligations and pay distributions to unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2025 to be approximately as follows (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,400	$85
Interstate transportation and storage	170	205
Midstream	1,525	375
NGL and refined products transportation and services	1,375	150
Crude oil transportation and services	295	180
All other (including eliminations)	235	105
Total capital expenditures	$5,000	$1,100
The assets used in our natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, we do not have any significant financial commitments for maintenance capital expenditures in our businesses. From time to time we experience increases in pipe costs due to a number of reasons, including but not limited to, delays from steel mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices, including as a result of the recent governmental action on tariffs, and other factors beyond our control. However, we have included these factors in our anticipated growth capital expenditures for each year.
We generally fund capital expenditures and distributions with cash flows from operating activities.
Sunoco LP currently expects to invest approximately $150 million in maintenance capital expenditures and at least $400 million in growth capital for the full year 2025.
USAC currently plans to invest between $38 million and $42 million in maintenance capital expenditures and between $120 million and $140 million in expansion capital expenditures for the full year 2025.
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Cash provided by operating activities during 2025 was $2.92 billion compared to $3.77 billion for 2024, and net income was $1.72 billion for 2025 and $1.69 billion for 2024. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2025 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $122 million and other items totaling $1.26 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2025 and 2024 consisted primarily of depreciation, depletion and amortization of $1.37 billion and $1.25 billion, respectively, deferred income tax benefit of $16 million and deferred income tax expense of $67 million, respectively, favorable inventory valuation adjustments of $61 million and $130 million, respectively, and non-cash compensation expense of $37 million and $46 million, respectively. For 2025 and 2024, net income also included equity in earnings of unconsolidated affiliates of $92 million and $98 million, respectively, and losses on extinguishments of debt of $2 million and $5 million, respectively, as well as an impairment loss of $4 million in 2025.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $77 million in 2025 and $84 million in 2024.
Cash paid for interest, net of interest capitalized, was $519 million and $444 million for the three months ended March 31, 2025 and 2024, respectively. Interest capitalized was $47 million and $23 million for the three months ended March 31, 2025 and 2024, respectively.
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Cash used in investing activities was $1.20 billion for both 2025 and 2024. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2025 were $1.21 billion compared to $770 million for 2024. Additional detail related to our capital expenditures is provided in the table below.
In 2025, Sunoco LP paid $12 million in cash for acquisitions of fuel equipment, motor fuel inventory and supply agreements. In 2024, Sunoco LP paid $185 million in cash for the acquisition of Zenith European terminals. In 2024, we also paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and $180 million for other acquisitions.
In 2025 and 2024, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $20 million and $23 million, respectively, and we paid cash contributions to unconsolidated affiliates of $1 million and $2 million, respectively.

The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the three months ended March 31, 2025:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$209	$17	$226
Interstate transportation and storage	24	22	46
Midstream	291	58	349
NGL and refined products transportation and services	343	20	363
Crude oil transportation and services	78	29	107
Investment in Sunoco LP	75	26	101
Investment in USAC	22	11	33
All other (including eliminations)	10	19	29
Total capital expenditures	$1,052	$202	$1,254
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Cash used in financing activities during 2025 was $1.58 billion compared to $791 million for 2024. During 2025, we had a net increase in our debt level of $72 million compared to a net increase of $1.88 billion for 2024. In 2025 and 2024, we paid debt issuance costs of $51 million and $60 million, respectively. In 2024, we paid $895 million in cash for the redemption of our Series C and Series D Preferred Units and paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes.
For both 2025 and 2024, we paid distributions of $1.13 billion to our partners. In 2025 and 2024, we paid distributions of $455 million and $421 million, respectively, to noncontrolling interests. In 2025 and 2024, we paid distributions of $13 million and $22 million, respectively, to our redeemable noncontrolling interests.
In 2025 and 2024, we received capital contributions of $2 million and $637 million, respectively, in cash from noncontrolling interests.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2025	December 31, 2024
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$48,270	$46,269
Five-Year Credit Facility(2)	605	2,759
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP senior notes, bonds and lease-related obligations(1)	7,703	7,304
USAC senior notes	1,750	1,750
Sunoco LP credit facility	—	203
USAC credit facility	805	772
Other long-term debt	10	11
Net unamortized premiums, discounts and fair value adjustments	63	77
Deferred debt issuance costs	(342)	(310)
Total debt	59,789	59,760
Less: current maturities of long-term debt	7	8
Long-term debt, less current maturities	$59,782	$59,752
(1)As of March 31, 2025, these balances included approximately $2.48 billion aggregate principal amount due on or before March 31, 2026, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
Recent Transactions
Energy Transfer Senior Notes Issuance and Redemption
In March 2025, the Partnership issued $650 million aggregate principal amount of 5.20% senior notes due April 2030, $1.25 billion aggregate principal amount of 5.70% senior notes due April 2035 and $1.10 billion aggregate principal amount of 6.20% senior notes due April 2055. The Partnership used the net proceeds to refinance existing indebtedness, including to repay commercial paper and borrowings under its Five-Year Credit Facility (described below), and for general partnership purposes.
In March 2025, the Partnership redeemed its $1.00 billion aggregate principal amount of 4.05% senior notes due March 2025 using cash on hand and commercial paper borrowings.
Sunoco LP Senior Notes Issuance and Redemption
In March 2025, Sunoco LP issued $1.00 billion of 6.250% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. Sunoco LP used the net proceeds from the private offering to repay its $600 million of 5.750% senior notes due 2025 and to repay a portion of the outstanding borrowings under its revolving credit facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion until April 11, 2027, and up to $4.84 billion until April 11, 2029. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of March 31, 2025, the Five-Year Credit Facility had $605 million of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $4.37 billion, after accounting for outstanding letters of credit in the amount of $23 million. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 4.60%.

Sunoco LP Credit Facilities
As of March 31, 2025, Sunoco LP’s credit facility, which matures in May 2029, had no outstanding borrowings and $56 million in standby letters of credit. The unused availability on Sunoco LP’s credit facility as of March 31, 2025 was $1.44 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 6.53%.
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2025, this facility had no outstanding borrowings.
USAC Credit Facility
As of March 31, 2025, USAC’s credit facility, which matures in December 2026, had $805 million of outstanding borrowings and $1 million outstanding letters of credit. As of March 31, 2025, USAC’s credit facility had $795 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $740 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 6.96%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2025.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2024 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2024	February 7, 2025	February 19, 2025	$0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (1)	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2024	February 1, 2025	February 15, 2025	$33.125	$—	$—	$—	$0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	33.750	35.630	32.500	0.2111
(1)Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units will be paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025.
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 19, 2025	$0.8865
March 31, 2025	May 20, 2025	0.8976
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 7, 2025	$0.525
March 31, 2025	May 9, 2025	0.525
CRITICAL ACCOUNTING ESTIMATES
The Partnership’s critical accounting estimates are described in its Annual Report on Form 10-K filed with the SEC on February 14, 2025. We have not made any changes to the accounting policies involving critical accounting estimates subsequent to the Form 10-K filing. Changes to any of the related estimate amounts are discussed in the notes to consolidated financial statements included in “Item 1. Financial Statements” in this quarterly report on Form 10-Q.
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
•U.S. and foreign governmental regulation, taxation and tariffs;
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
•the effectiveness of risk-management policies and procedures and the ability of our subsidiaries’ liquids marketing counterparties to satisfy their financial commitments;
•the nonpayment or nonperformance by our subsidiaries’ customers;
•risks related to the development of new infrastructure projects or other growth projects, including failure to make sufficient progress to justify continued development, delays in obtaining customers, increased costs of financing and raw materials and regulatory, environmental, political and legal uncertainties that may affect the timing and cost of these projects;
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
•risks associated with the assets and operations of entities in which our subsidiaries own noncontrolling interests, including risks related to management actions at such entities that our subsidiaries may not be able to control or exert influence;
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II - Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The following table summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2025			December 31, 2024
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	(15,135)	$—	$7	6,630	$5	$3
Basis Swaps IFERC/NYMEX	880	(18)	1	3,490	(6)	3
Swing Swaps IFERC	(138,780)	—	—	(156,820)	(7)	1
Options – Calls	600	—	—	—	—	—
Power (Megawatt):
Forwards	58,600	3	—	6,040	1	—
Futures	(340,545)	1	3	(140,137)	1	1
Options – Puts	33,600	—	—	(17,600)	—	—
Options – Calls	14,400	—	—	—	—	—
Crude (MBbls):
Forwards/Swaps	(21,363)	(10)	21	(22,512)	(10)	39
NGL/Refined Products (MBbls):
Forwards/Swaps	(4,819)	26	28	(15,063)	(4)	58
Options – Puts	7	—	—	(9)	—	—
Options – Calls	(2)	—	—	(14)	—	—
Futures	(3,064)	(9)	21	(1,763)	(7)	13
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(38,945)	2	2	(47,170)	1	2
Fixed Swaps/Futures	(38,945)	(30)	16	(47,170)	(4)	15
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

Interest Rate Risk
As of March 31, 2025, we and our subsidiaries had $2.00 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $20 million annually.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 14, 2025 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the following environmental proceedings were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report governmental proceedings if we reasonably believe that such proceedings could result in monetary sanctions in excess of $1 million.
In January 2019, we received notice from the U.S. Department of Justice (“USDOJ”) on behalf of the EPA that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid Valley Pipeline operated by SPLP and owned by Mid Valley. The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. In December 2019, SPLP reached an agreement in principal with the USEPA regarding payment of a civil penalty. In September 2024, after a public comment period, the United States District Court for the Southern District of Ohio (Western Division) entered a Consent Decree whereby SPLP and Mid Valley fully resolved both the civil penalty and alleged natural resource damages (NRD) which had been brought jointly by the USDOJ, on behalf of trustees of the United States, and the Ohio Attorney General, on behalf of the trustees of the State of Ohio. Total payments of approximately $3 million were made in satisfaction of the civil penalty and natural resource damages plus interest during November 2024 through February 2025. Operation and maintenance activities associated with the restoration are expected to continue for several years.
On October 28, 2022, the EPA issued a Notice of Proposed Debarment (“NPD”) arising from SPLP’s and ETC Northeast Pipeline, LLC’s nolo contendere plea agreements and convictions for violations of Pennsylvania’s Clean Streams Law related to the Revolution and Mariner 2 pipelines. The following entities were proposed for debarment: (1) SPLP (pleading entity); (2) ETC Northeast Pipeline, LLC (pleading entity); (3) Energy Transfer LP; (4) SemGroup LLC; and (5) LE GP, LLC. The NPD prevented the named entities from pursuing or renewing Federal government contracts or Federal financial assistance agreements. We engaged with the EPA to address the EPA’s concerns. On March 10, 2025, the EPA terminated the proposed debarments of the named entities and administratively closed the matter effective immediately.
On June 15, 2023, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (collectively “NOPV”), CPF 4-2023-011-NOPV, identifying three probable violations with compliance order actions associated with two of them and civil penalties proposed in an amount totaling approximately $2 million. The NOPV related to a PHMSA Accident Investigation Division investigation of a pigging incident which occurred on March 26, 2020 at the Partnership’s Borcher Station in Kansas and resulted in a fatality. The Partnership challenged PHMSA’s alleged violations and related civil penalties and compliance order actions contained in the NOPV. After an administrative hearing, which was held on April 24, 2024 before a PHMSA Presiding Official, the PHMSA Southwest Region recommended to remain relatively firm on the NOPV, with only a slightly reduced civil penalty by approximately $19 thousand. The Partnership challenged the PHMSA administrative process in federal court, alleging among other things that PHMSA’s in-house administrative enforcement process was unconstitutional. In response, PHMSA has withdrawn the NOPV, terminated its in-house administrative action, and elected to file an enforcement action in federal court. The Partnership intends to defend this matter but remains open to a reasonable settlement to resolve the matter.
On October 13, 2023, Mid Valley Pipeline Company LLC, (“Mid Valley”) received a NOPSO from the PHMSA related to various historical accidents and complaints reported to PHMSA on the Mid Valley system. The NOPSO requests that Mid Valley perform several proposed corrective measures within six months of receipt of a Safety Order; however, in response, Mid Valley requested that PHMSA engage in informal consultations prior to issuing a Safety Order in an effort for the parties to potentially enter into a Consent Agreement and Order. Informal consultation is underway. In the event a Consent Agreement and Order is not reached between the parties during this process, Mid Valley may request a Hearing on the NOPSO. The informal consultation process has concluded with PHMSA and Mid Valley reaching agreement on the Corrective Measures. PHMSA issued the Consent Agreement which was signed by Mid Valley on March 21, 2025. The fully executed version of the Consent Agreement was received by Mid Valley on April 24, 2025.
On February 13, 2025, SPLP received a Notice of Proposed Safety Order (“NOPSO”) from PHMSA related to a release of jet fuel on the Twin Oaks Discharge pipeline system in Bucks County, Pennsylvania. The NOPSO made certain preliminary findings and proposes that SPLP take certain measures with respect to the system to ensure safety. SPLP engaged in informal settlement discussions with PHMSA and entered into a Consent Agreement that was finalized into a Consent Order on May 2, 2025. We cannot predict the outcome, timeline or costs associated with this administrative action.
On March 3, 2025, SPLP received an Administrative Order from the Pennsylvania Department of Environmental Protection regarding the release of jet fuel from the Twin Oaks Discharge pipeline system in Bucks County, Pennsylvania. SPLP has complied with all of the Interim Remedial Measures and Remediation requirements identified in the administrative order that were required to be completed as of the date of this submission. SPLP will continue to complete and comply all the requirements of the administrative order. We cannot predict the timeline or costs associated with this administrative order.
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
ITEM 1A. RISK FACTORS
The following risk factors, which were previously disclosed by the Partnership in its Annual Report on Form 10-K, have been included herein to reflect updates based on recent developments. These risk factors should be read in conjunction with our risk factors described in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.
General economic, financial, and political conditions, including the impact of tariffs to the extent enacted, may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. It is possible that our operations may be affected by the resulting volatility in pricing and demand. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.
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
In addition, volatility in the capital markets resulting from tariff announcements could also limit our ability to access capital on favorable terms, which could have an adverse impact on our ability to finance new projects and/or acquisitions.
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
We own and operate pipelines and terminals and, like others in our industry, we use significant amounts of steel in our projects and rely on our ability to obtain that steel in an affordable way to maintain our operating margins. Any imposition of or increase in tariffs on steel and/or other raw materials could increase our growth project costs, which may impact the profitability of new projects and our maintenance capital expenditures, potentially in excess of budgeted amounts.

On March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. The ultimate impact of these or other potential tariffs is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs, particularly on our expansion projects. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations.
The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
In December 2015, the FERC authorized Lake Charles LNG Export Company, LLC, a wholly owned subsidiary of Energy Transfer (“Lake Charles LNG Export”), to site, construct and operate the liquefaction project subject to various conditions, including a condition requiring all phases of the liquefaction project to be completed and in-service within five years of the date of the FERC authorization order. The order also requires modifications to our Trunkline pipeline facilities that connect to our Lake Charles facility and additionally requires execution of a transportation contract for natural gas supply to the liquefaction facility prior to the initiation of construction of the liquefaction facility. In December 2019, the FERC granted an extension of time until and including December 16, 2025 to complete construction of the liquefaction project and pipeline facilities modifications and place the facilities into service. In May 2022, the FERC granted a second extension of time until and including December 16, 2028 to complete construction of the liquefaction facilities modifications and place the facilities into service. In April 2025, Lake Charles LNG Export requested a third extension of time until and including December 31, 2031 to complete construction of the liquefaction facilities modifications and place the facilities into service. This request remains pending before FERC.
The export of LNG produced by any liquefaction facility in the United States requires export authorization from the United States Department of Energy (the “DOE”). The NGA requires the DOE to approve applications for LNG exports unless such approval would be “inconsistent with the public interest.” In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”) subject to commencement of exports no later than December 2020. Lake Charles LNG Export applied for an extension of the deadline to commence exports under the Non-FTA Authorization to December 2025 and the DOE approved such extension request in October 2020. Lake Charles LNG Export applied for a second extension of the deadline to commence exports and in April 2023, the DOE denied this request in connection with a new DOE policy related to extension requests.
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

Litigation relating to Sunoco LP’s acquisition of Parkland Corporation (“Parkland”) could result in an injunction preventing the completion of the acquisition and/or substantial costs to Sunoco LP and Parkland.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Sunoco LP’s and Parkland’s respective liquidity and financial condition.
Lawsuits that may be brought against Sunoco LP, Parkland or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the arrangement agreement already implemented and to otherwise enjoin the parties from consummating the acquisition. One of the conditions to the closing of the acquisition is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the acquisition, that injunction may delay or prevent the acquisition from being completed within the expected timeframe or at all, which may adversely affect Sunoco LP’s and Parkland’s respective business, financial position and results of operations.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the acquisition is completed may adversely affect Sunoco LP’s or Parkland’s business, financial condition, results of operations and cash flows.
Failure by Sunoco LP to complete the acquisition of Parkland and successfully integrate the businesses of Sunoco LP and Parkland in the expected time frame could negatively impact the price of Sunoco LP’s common units and have a material adverse effect on its results of operations, cash flows and financial position.
If Sunoco LP’s acquisition of Parkland is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or Parkland’s shareholders fail to approve the applicable proposals, the anticipated benefits of the acquisition may not be realized or may take longer to realize than expected. The success of the merger will depend, in part, on the ability of Sunoco LP to realize the anticipated benefits from combining the businesses of Sunoco LP and Parkland. If Sunoco LP and Parkland are unable to successfully combine their businesses, the anticipated benefits of the merger may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
Additionally, Sunoco LP would be subject to a number of risks, including the following:
•negative reactions from the financial markets, including negative impacts on the price of Sunoco LP’s common units;
•negative reactions from Sunoco LP’s respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•Sunoco LP will still be obligated to pay certain significant costs relating to its acquisition of Parkland, such as legal, accounting, financing, financial advisor and printing fees;
•Sunoco LP may be obligated to pay a termination fee as required by the arrangement agreement governing the acquisition;
•the arrangement agreement governing the acquisition places certain restrictions on the conduct of Sunoco LP’s business, which may delay or prevent the undertaking of business opportunities that, absent the arrangement agreement governing the acquisition, may have been pursued;
•matters relating to Sunoco LP’s acquisition of Parkland (including integration planning) require substantial commitments of time and resources by management, which may have resulted in the distraction from ongoing business operations and pursuing other opportunities that could have been beneficial;
•litigation related to any failure to complete Sunoco LP’s acquisition of Parkland or related to any enforcement proceeding commenced against Sunoco LP to perform its respective obligations under the arrangement agreement governing the acquisition; and
•loss of key employees, the disruption of each of Sunoco LP’s and Parkland’s ongoing businesses and relationships with customers, or inconsistencies in their standards, controls, procedures and policies.
If the acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on Sunoco LP’s results of operations, cash flows, financial position and price of Sunoco LP’s common units.

Sunoco LP’s future debt levels may impair its financial condition and its ability to make distributions to its unitholders.
Sunoco LP had $7.7 billion of debt outstanding as of March 31, 2025. Sunoco LP has the ability to incur additional debt under its revolving credit facility and the indentures governing its senior notes. In connection with Sunoco LP’s merger with Parkland, Sunoco LP expects to assume Parkland’s debt and issue additional debt, aggregating approximately $5 billion. The level of Sunoco LP’s future indebtedness could have important consequences to us, including:
•making it more difficult for Sunoco LP to satisfy its obligations with respect to its senior notes, its GoZone bonds and its credit agreements governing its revolving credit facility;
•limiting Sunoco LP’s ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of its growth strategy and other activities;
•requiring Sunoco LP to dedicate a substantial portion of its cash flow from operations to pay interest on its debt, which would reduce its cash flow available to make distributions to its unitholders and holders of SUNCorp, LLC units and to fund working capital, capital expenditures, acquisitions, execution of its growth strategy and other activities;
•making Sunoco LP more vulnerable to adverse changes in general economic conditions, its industry and government regulations and in its business by limiting its flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and
•placing Sunoco LP at a competitive disadvantage compared with its competitors that have less debt.
In addition, Sunoco LP may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet other cash needs. Sunoco LP’s ability to service its debt depends upon, among other things, its financial and operating performance as impacted by prevailing economic conditions, and financial, business, regulatory and other factors, some of which are beyond its control. In addition, Sunoco LP’s ability to service its debt will depend on market interest rates, since the rates applicable to a portion of its borrowings fluctuate. If Sunoco LP is not able to pay its debts as they become due, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities. Sunoco LP may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if Sunoco LP must sell its assets, it may negatively affect its ability to generate revenues and to pay distributions to us.

ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023 (incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 1-32740) filed August 8, 2024)

4.1
Seventh Supplemental Indenture, dated as of March 4, 2025 between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed March 4, 2025)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 8, 2025	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer