Form 10-Q
period 2025-06-30
Energy Transfer LP
filed 2025-08-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At August 1, 2025, the registrant had 3,432,681,531 Common Units outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$242	$312
Accounts receivable, net	9,859	10,191
Accounts receivable from related companies	190	87
Inventories	2,795	3,070
Income taxes receivable	54	56
Derivative assets	12	9
Other current assets	519	477
Total current assets	13,671	14,202

Property, plant and equipment	132,039	129,242
Accumulated depreciation and depletion	(36,508)	(34,030)
Property, plant and equipment, net	95,531	95,212

Investments in unconsolidated affiliates	3,243	3,266
Lease right-of-use assets, net	828	809
Other non-current assets, net	2,072	2,017
Intangible assets, net	5,774	5,971
Goodwill	3,903	3,903
Total assets	$125,022	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,513	$8,306
Accounts payable to related companies	24	19
Derivative liabilities	6	15
Operating lease current liabilities	67	67
Accrued and other current liabilities	4,233	4,241
Current maturities of long-term debt	6	8
Total current liabilities	11,849	12,656

Long-term debt, less current maturities	60,749	59,752
Non-current operating lease liabilities	754	730
Deferred income taxes	4,204	4,190
Other non-current liabilities	1,609	1,618

Commitments and contingencies
Redeemable noncontrolling interests	323	417

Equity:
Limited Partners:
Preferred Unitholders	3,356	3,852
Common Unitholders	31,360	31,195
General Partner	(2)	(2)
Accumulated other comprehensive income	65	73
Total partners’ capital	34,779	35,118
Noncontrolling interests	10,755	10,899
Total equity	45,534	46,017
Total liabilities and equity	$125,022	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Refined product sales	$5,175	$5,987	$10,138	$11,500
Crude sales	5,024	6,552	10,473	13,396
NGL sales	4,500	4,378	10,142	9,629
Gathering, transportation and other fees	3,080	3,025	6,085	5,926
Natural gas sales	1,058	460	2,639	1,315
Other	405	327	785	592
Total revenues	19,242	20,729	40,262	42,358
COSTS AND EXPENSES:
Cost of products sold	13,946	15,609	29,517	32,206
Operating expenses	1,343	1,227	2,642	2,365
Depreciation, depletion and amortization	1,384	1,213	2,751	2,467
Selling, general and administrative	257	332	545	592
Impairment losses	3	50	7	50
Total costs and expenses	16,933	18,431	35,462	37,680
OPERATING INCOME	2,309	2,298	4,800	4,678
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(865)	(762)	(1,674)	(1,490)
Equity in earnings of unconsolidated affiliates	105	85	197	183
Losses on extinguishments of debt	(17)	(6)	(19)	(11)
Gain on interest rate derivative	—	3	—	12
Gain on sale of Sunoco LP West Texas assets	—	598	—	598
Other, net	5	3	(6)	30
INCOME BEFORE INCOME TAX EXPENSE	1,537	2,219	3,298	4,000
Income tax expense	79	227	120	316
NET INCOME	1,458	1,992	3,178	3,684
Less: Net income attributable to noncontrolling interests	275	663	659	1,099
Less: Net income attributable to redeemable noncontrolling interests	20	15	33	31
NET INCOME ATTRIBUTABLE TO PARTNERS	1,163	1,314	2,486	2,554
General Partner’s interest in net income	1	1	2	2
Preferred Unitholders’ interest in net income	63	98	130	227
Loss on redemption of preferred units	8	33	8	54
Common Unitholders’ interest in net income	$1,091	$1,182	$2,346	$2,271
NET INCOME PER COMMON UNIT:
Basic	$0.32	$0.35	$0.68	$0.67
Diluted	$0.32	$0.35	$0.68	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,458	$1,992	$3,178	$3,684
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	—	1	2	3
Actuarial gain (loss) related to pension and other postretirement benefit plans	(2)	(1)	(6)	8
Foreign currency translation adjustments	4	(1)	5	(1)
Change in other comprehensive income from unconsolidated affiliates	(1)	—	(3)	2
	1	(1)	(2)	12
Comprehensive income	1,459	1,991	3,176	3,696
Less: Comprehensive income attributable to noncontrolling interests	275	663	659	1,099
Less: Comprehensive income attributable to redeemable noncontrolling interests	20	15	33	31
Comprehensive income attributable to partners	$1,164	$1,313	$2,484	$2,566
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2024	$31,195	$3,852	$(2)	$73	$10,899	$46,017
Distributions to partners	(1,105)	(27)	(1)	—	—	(1,133)
Distributions to noncontrolling interests	—	—	—	—	(455)	(455)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	19	—	—	(6)	14	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,255	67	1	—	384	1,707
Balance, March 31, 2025	31,364	3,892	(2)	64	10,844	46,162
Distributions to partners	(1,113)	(107)	(1)	—	—	(1,221)
Distributions to noncontrolling interests	—	—	—	—	(479)	(479)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	1	—	1
Redemption of Series F Preferred Units	—	(500)	—	—	—	(500)
Conversion of USAC preferred to USAC common units	—	—	—	—	93	93
Other, net	10	8	—	—	19	37
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,099	63	1	—	275	1,438
Balance, June 30, 2025	$31,360	$3,356	$(2)	$65	$10,755	$45,534

The accompanying notes are an integral part of these consolidated financial statements.

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2023	$30,197	$6,459	$(2)	$28	$7,257	$43,939
Distributions to partners	(1,039)	(88)	(1)	—	—	(1,128)
Distributions to noncontrolling interests	—	—	—	—	(421)	(421)
Capital contributions from noncontrolling interests	—	—	—	—	637	637
Other comprehensive income, net of tax	—	—	—	13	—	13
Redemption of Series C and Series D Preferred Units	—	(895)	—	—	—	(895)
Other, net	—	21	—	—	(49)	(28)
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,110	129	1	—	436	1,676
Balance, March 31, 2024	30,268	5,626	(2)	41	7,860	43,793
Distributions to partners	(1,049)	(155)	(1)	—	—	(1,205)
Distributions to noncontrolling interests	—	—	—	—	(496)	(496)
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Redemption of Series A and Series E Preferred Units	—	(1,750)	—	—	—	(1,750)
Conversion of USAC preferred to USAC common units	—	—	—	—	263	263
NuStar acquisition	—	—	—	—	3,651	3,651
Redemption of NuStar preferred units	—	—	—	—	(784)	(784)
Other, net	(20)	33	—	8	3	24
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,215	98	1	—	663	1,977
Balance, June 30, 2024	$30,414	$3,852	$(2)	$48	$11,160	$45,472
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$3,178	$3,684
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,751	2,467
Deferred income tax expense	7	55
Inventory valuation adjustments	(21)	(98)
Non-cash compensation expense	70	76
Impairment losses	7	50
Other non-cash	23	11
Equity in earnings of unconsolidated affiliates	(197)	(183)
Gain on sale of Sunoco LP West Texas assets	—	(598)
Losses on extinguishments of debt	19	11
Distributions from unconsolidated affiliates	165	174
Distributions on unvested awards	(26)	(27)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(297)	420
Net cash provided by operating activities	5,679	6,042
INVESTING ACTIVITIES:
Cash paid by Sunoco LP for acquisitions, net of cash received	(104)	(158)
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	—	(84)
Cash paid for other acquisitions, net of cash received	—	(219)
Capital expenditures, excluding allowance for equity funds used during construction	(2,883)	(1,606)
Contributions in aid of construction costs	26	50
Contributions to unconsolidated affiliates	(4)	(205)
Distributions from unconsolidated affiliates in excess of cumulative earnings	56	78
Proceeds from sale of Sunoco LP West Texas assets	—	990
Other, net	10	3
Net cash used in investing activities	(2,899)	(1,151)
FINANCING ACTIVITIES:
Proceeds from borrowings	16,146	20,185
Repayments of debt	(15,126)	(17,581)
USAC investments in government securities in connection with the legal defeasance of senior notes	—	(749)
Redemption of Energy Transfer preferred units	(500)	(2,645)
Sunoco LP redemption of NuStar preferred units	—	(784)
Redemption of Crestwood Niobrara LLC preferred units	—	(37)
Capital contributions from noncontrolling interests	5	637
Capital contributions from redeemable noncontrolling interests	—	2
Distributions to partners	(2,354)	(2,333)
Distributions to noncontrolling interests	(934)	(917)
Distributions to redeemable noncontrolling interests	(34)	(38)
Debt issuance costs	(53)	(142)
Net cash used in financing activities	(2,850)	(4,402)
Increase (decrease) in cash and cash equivalents	(70)	489
Cash and cash equivalents, beginning of period	312	161
Cash and cash equivalents, end of period	$242	$650
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
2.ACQUISITIONS
Parkland Acquisition by Sunoco LP
On May 5, 2025, Sunoco LP and Parkland Corporation (“Parkland”) announced that the parties have entered into a definitive agreement whereby Sunoco LP plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion as of the announcement date, including assumed debt.
As part of the transaction, Sunoco LP intends to repurpose and rename an existing subsidiary as SunocoCorp LLC (“SunocoCorp”) which will become a publicly traded entity classified as a corporation for U.S. federal income tax purposes, with SunocoCorp common units being traded on the New York Stock Exchange. SunocoCorp is expected to hold limited partnership units of Sunoco LP that are generally economically equivalent to Sunoco LP’s publicly traded common units on the basis of one Sunoco LP common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco LP will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco LP unitholders.
The transaction is currently expected to close in the fourth quarter of 2025 upon the satisfaction of closing conditions, including customary regulatory and stock exchange listing approvals.

TanQuid Acquisition by Sunoco LP
In March 2025, Sunoco LP entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $586 million as of June 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and Sunoco LP will fund it using cash on hand and amounts available under its revolving credit facility.
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
In the second quarter of 2025, Sunoco LP acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco LP common units which had an aggregate acquisition-date fair value of approximately $13 million.
These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to property, plant and equipment, other non-current assets, net and inventories.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of June 30, 2025 or December 31, 2024.
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
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2025	2024
Accounts receivable	$332	$(399)
Accounts receivable from related companies	(103)	(6)
Inventories	273	(92)
Other current assets	(40)	152
Other non-current assets, net	26	(20)
Accounts payable	(793)	658
Accounts payable to related companies	(3)	(18)
Accrued and other current liabilities	33	194
Other non-current liabilities	(10)	(89)
Derivative assets and liabilities, net	(12)	40
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$(297)	$420

Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2025	2024
Accrued capital expenditures	$650	$439
Lease assets obtained in exchange for new lease liabilities	40	1
Distribution reinvestment	21	43
USAC exercise and conversion of preferred units into common units	93	301
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	—	749
Legal defeasance of USAC senior notes due 2026	—	725
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions	18	2,850
4.INVENTORIES
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Natural gas, NGLs and refined products	$1,991	$1,989
Crude oil	88	400
Spare parts and other	716	681
Total inventories	$2,795	$3,070
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the LIFO method. As of June 30, 2025 and December 31, 2024, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $295 million and $316 million, respectively. For the three and six months ended June 30, 2025 and 2024, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended June 30, 2025 and 2024, the Partnership’s cost of products sold included unfavorable inventory valuation adjustments of $40 million and $32 million, respectively, which decreased net income. For the six months ended June 30, 2025 and 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $21 million and $98 million, respectively, which increased net income.
5.FAIR VALUE MEASURES
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value.
Commodity derivatives, excluding those designated as normal purchases or normal sales, are recognized as assets or liabilities at fair value on our consolidated balance sheets. Fair value is determined using the highest level of observable inputs available, in accordance with the fair value hierarchy.
Exchange-traded contracts, such as futures, swaps and options, are valued using quoted market prices from exchanges including the New York Mercantile Exchange, Intercontinental Exchange or similar platforms. These are classified as Level 1.
Over-the-counter (OTC) swaps, options and physical forward contracts that are comparable to actively traded instruments are valued using third-party broker quotes, pricing services or relevant exchange data. This category also includes OTC options valued using an option pricing model based on observable market inputs. These instruments are classified as Level 2.
Less liquid instruments, including non-standard term OTC swaps and options, as well as long-dated contracts, are valued using internally developed models based on historical industry practices. These models incorporate forward price curves, volatility assumptions, time value and other relevant economic factors. These are classified as Level 3.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2025
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$12	$12	$—	$—
Swing Swaps IFERC	2	2	—	—
Fixed Swaps/Futures	29	29	—	—
Power:
Forwards	37	—	37	—
Futures	19	19	—	—
Options – Calls	3	3	—	—
NGLs – Forwards/Swaps	169	161	8	—
Refined Products – Futures	15	15	—	—
Crude – Forwards/Swaps	59	59	—	—
Total commodity derivatives	345	300	45	—
Other non-current assets	210	210	—	—
Total assets	$555	$510	$45	$—
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(23)	$(23)	$—	$—
Swing Swaps IFERC	(3)	(3)	—	—
Fixed Swaps/Futures	(9)	(9)	—	—
Power:
Forwards	(36)	—	(36)	—
Futures	(21)	(21)	—	—
Options – Calls	(3)	(3)	—	—
NGLs – Forwards/Swaps	(120)	(112)	(8)	—
Refined Products – Futures	(7)	(7)	—	—
Crude – Forwards/Swaps	(44)	(44)	—	—
Total commodity derivatives	(266)	(222)	(44)	—
Total liabilities	$(266)	$(222)	$(44)	$—

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Fair Value - Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$6	$6	$—	$—
Swing Swaps IFERC	4	4	—	—
Fixed Swaps/Futures	10	10	—	—
Power:
Forwards	39	39	—	—
Futures	10	10	—	—
NGLs – Forwards/Swaps	166	166	—	—
Refined Products – Futures	3	3	—	—
Crude – Forwards/Swaps	25	25	—	—
Total commodity derivatives	263	263	—	—
Other non-current assets	212	212	—	—
Total assets	$475	$475	$—	$—
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(11)	$(11)	$—	$—
Swing Swaps IFERC	(11)	(11)	—	—
Fixed Swaps/Futures	(9)	(9)	—	—
Power:
Forwards	(38)	(38)	—	—
Futures	(10)	(10)	—	—
NGLs – Forwards/Swaps	(170)	(170)	—	—
Refined Products – Futures	(9)	(9)	—	—
Crude – Forwards/Swaps	(35)	(35)	—	—
Total commodity derivatives	(293)	(293)	—	—
Total liabilities	$(293)	$(293)	$—	$—
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2025 were $60.61 billion and $60.76 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our consolidated debt obligations were $59.01 billion and $59.76 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,458	$1,992	$3,178	$3,684
Less: Net income attributable to noncontrolling interests	275	663	659	1,099
Less: Net income attributable to redeemable noncontrolling interests	20	15	33	31
Net income, net of noncontrolling interests	1,163	1,314	2,486	2,554
Less: General Partner’s interest in net income	1	1	2	2
Less: Preferred Unitholders’ interest in net income	63	98	130	227
Less: Loss on redemption of preferred units	8	33	8	54
Common Unitholders’ interest in net income	$1,091	$1,182	$2,346	$2,271
Basic Income per Common Unit:
Weighted average common units	3,432.2	3,370.6	3,431.8	3,369.6
Basic income per common unit	$0.32	$0.35	$0.68	$0.67
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,091	$1,182	$2,346	$2,271
Dilutive effect of equity-based compensation of subsidiaries (1)	—	1	—	2
Diluted income attributable to Common Unitholders	$1,091	$1,181	$2,346	$2,269
Weighted average common units	3,432.2	3,370.6	3,431.8	3,369.6
Dilutive effect of unvested restricted unit awards (1)	21.3	24.3	22.3	23.7
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,453.5	3,394.9	3,454.1	3,393.3
Diluted income per common unit	$0.32	$0.35	$0.68	$0.67
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Recent Transactions
Energy Transfer Senior Notes Issuance and Redemptions
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
In May 2025, the Partnership redeemed its $1.00 billion aggregate principal amount of 2.90% senior notes due May 2025 using cash on hand and commercial paper borrowings.
Sunoco LP Senior Notes Issuance and Redemption
In March 2025, Sunoco LP issued $1.00 billion aggregate principal amount of 6.25% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. Sunoco LP used the net proceeds from the private offering to repay its $600 million aggregate principal amount of 5.75% senior notes due 2025 and to repay a portion of the outstanding borrowings under its revolving credit facility.

Sunoco LP GoZone Bonds Repurchase
NuStar Logistics L.P., a wholly owned subsidiary of Sunoco LP, has obligations which include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”). Previously outstanding $75 million principal amount of Series 2011 GoZone Bonds were repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed.
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
As of June 30, 2025, the Five-Year Credit Facility had $2.47 billion of outstanding borrowings, $1.65 billion of which consisted of commercial paper. The amount available for future borrowings was $2.51 billion after accounting for outstanding letters of credit in the amount of $22 million. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 4.92%.
Sunoco LP Credit Facilities
Sunoco LP’s $1.50 billion credit facility, which shall be increased to approximately $2.46 billion upon and subject to the Parkland acquisition closing date, matures in June 2030, which date may be extended in accordance with the terms of Sunoco LP’s credit facility. Sunoco LP’s credit facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an aggregate amount of $2.00 billion, or, on and after the Parkland acquisition closing date, $3.50 billion. As of June 30, 2025, Sunoco LP’s revolving credit facility had $206 million of outstanding borrowings and $51 million in standby letters of credit outstanding. The unused availability on Sunoco LP’s credit facility as of June 30, 2025 was $1.24 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 6.42%.
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2025, this facility had no outstanding borrowings.
USAC Credit Facility
As of June 30, 2025, USAC’s credit facility, which matures in December 2026, had $771 million of outstanding borrowings and $1 million outstanding letters of credit. As of June 30, 2025, USAC’s credit facility had $829 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $735 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 6.98%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2025. For the quarter ended June 30, 2025, the Partnership’s leverage ratio, as calculated pursuant to the covenant related to its Five-Year Credit Facility, was 3.27x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets.
Redeemable noncontrolling interests consisted of the following:

	June 30, 2025	December 31, 2024
Crestwood Niobrara LLC preferred units	$225	$225
USAC Series A preferred units	73	169
Other (1)	25	23
Total redeemable noncontrolling interests	$323	$417
(1)     Relates to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.

USAC Preferred Unit Conversion
On June 3, 2025, the holders of USAC preferred units elected to convert 100,000 preferred units into 4,997,126 common units.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the six months ended June 30, 2025 were as follows:

Number of Units
Number of common units at December 31, 2024	3,431.0
Common units issued under the distribution reinvestment plan	1.1
Common units vested under equity incentive plans and other	0.5
Number of common units at June 30, 2025	3,432.6
Energy Transfer Repurchase Program
During the six months ended June 30, 2025, Energy Transfer did not repurchase any of its common units under its current buyback program. As of June 30, 2025, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the six months ended June 30, 2025, distributions of $21 million were reinvested under the distribution reinvestment program. As of June 30, 2025, a total of 37.8 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2024 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2024	February 7, 2025	February 19, 2025	$0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
June 30, 2025	August 8, 2025	August 19, 2025	0.3300
Energy Transfer Preferred Units
As of June 30, 2025 and December 31, 2024, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. As of December 31, 2024, Energy Transfer’s outstanding preferred units also included 500,000 Series F Preferred Units, which were redeemed in May 2025.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series B	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2024	$556	$496	$1,488	$893	$419	$3,852
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	8	26	15	9	67
Balance, March 31, 2025	547	504	1,514	908	419	3,892
Distributions to partners	—	(16)	(53)	(29)	(9)	(107)
Redemption of preferred units	—	(500)	—	—	—	(500)
Other, net	—	8	—	—	—	8
Net income	9	4	27	14	9	63
Balance, June 30, 2025	$556	$—	$1,488	$893	$419	$3,356

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
Distributions to partners	(24)	(18)	(11)	(11)	(15)	—	—	—	(9)	(88)
Redemption of preferred units	—	—	(450)	(445)	—	—	—	—	—	(895)
Other, net	—	—	11	10	—	—	—	—	—	21
Net income	23	9	12	11	15	8	27	15	9	129
Balance, March 31, 2024	947	547	—	—	786	504	1,515	908	419	5,626
Distributions to partners	(32)	—	—	—	(15)	(17)	(53)	(29)	(9)	(155)
Redemption of preferred units	(950)	—	—	—	(800)	—	—	—	—	(1,750)
Other, net	13	—	—	—	20	—	—	—	—	33
Net income	22	9	—	—	9	9	26	14	9	98
Balance, June 30, 2024	$—	$556	$—	$—	$—	$496	$1,488	$893	$419	$3,852
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (1)	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2024	February 1, 2025	February 15, 2025	$33.125	$—	$—	$—	$0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	33.750	35.625	32.500	0.2111
June 30, 2025	August 1, 2025	August 15, 2025	33.125	—	—	—	0.2111
(1)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units was paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025. For the period ended June 30, 2025, the cash distribution for the Series I Preferred Units will be paid on August 14, 2025 to unitholders of record as of the close of business on August 4, 2025.
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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 19, 2025	$0.8865
March 31, 2025	May 20, 2025	0.8976
June 30, 2025	August 19, 2025	0.9088

USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 7, 2025	$0.525
March 31, 2025	May 9, 2025	0.525
June 30, 2025	August 8, 2025	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2025	December 31, 2024
Available-for-sale securities	$22	$20
Foreign currency translation adjustment	(7)	(6)
Actuarial gains related to pensions and other postretirement benefits	39	45
Investments in unconsolidated affiliates, net	11	14
Total AOCI included in partners’ capital, net of tax	$65	$73
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
FERC Proceedings
Rover – FERC – Stoneman House
In late 2016, FERC Enforcement Staff began a non-public investigation related to Rover’s purchase and removal of a potentially historic home (known as the Stoneman House) while Rover’s application for permission to construct the new 711-mile interstate natural gas pipeline and related facilities was pending. On March 18, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN19-4-000), ordering Rover to explain why it should not pay a $20 million civil penalty for alleged violations of FERC regulations requiring certificate holders to be forthright in their submissions of information to the FERC. Rover filed its answer and denial to the order on June 21, 2021, and a surreply on September 15, 2021. FERC issued an order on January 20, 2022, setting the matter for hearing before an administrative law judge. The hearing was set to commence on March 6, 2023; as explained below, this FERC proceeding has been stayed.
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the U.S. District Court for the Northern District of Texas (the “Federal District Court”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the Federal District Court case. On May 24, 2022, the Federal District Court ordered a stay of the FERC’s enforcement case and the Federal District Court case pending the resolution of two cases pending before the U.S. Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the U.S. Supreme Court held against the government in both cases, finding that the federal district courts had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the federal district courts for further proceedings.
On September 13, 2023, the Federal District Court ordered that the Federal District Court case would be stayed pending the resolution of another case pending before the U.S. Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the Federal District Court order to the U.S. Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and the Federal District Court proceedings were stayed pending resolution of the case pending before the U.S. Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and Federal District Court proceedings remain stayed at this time. Energy Transfer and Rover intend to vigorously defend against this claim.
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle were just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25, 2023 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 19, 2025, the D.C. Circuit consolidated all cases before it and the consolidated cases remain in abeyance pending further order of the D.C. Circuit.

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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ROW expense	$19	$14	$35	$27
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
As of June 30, 2025 and December 31, 2024, accruals of approximately $305 million and $281 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $42 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia (“D.C. District Court”) challenging permits issued by the U.S. Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the D.C. District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the D.C District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the D.C. Circuit which granted an administrative stay of the D.C. District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the D.C. Circuit (1) granted a stay of the portion of the D.C. District Court order that required Dakota Access to shut the pipeline down and empty it of oil, (2) denied a motion to stay the March 25 order pending a decision on the merits by the D.C. Circuit as to whether the USACE would be required to prepare an EIS and (3) denied a motion to stay the D.C. District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the D.C. Circuit expected the USACE to clarify its position with respect to whether the USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the D.C. District Court may consider additional relief, if necessary.
On August 10, 2020, the D.C. District Court ordered the USACE to submit a status report by August 31, 2020, clarifying its position with regard to its decision-making process with respect to the continued operation of the pipeline. On August 31, 2020, the USACE submitted a status report that indicated that it considered the presence of the pipeline at the Lake Oahe crossing without an easement to constitute an encroachment on federal land, and that it was still considering whether to exercise its enforcement discretion regarding this encroachment. The Tribes subsequently filed a motion seeking an injunction to stop the operation of the pipeline and both the USACE and Dakota Access filed briefs in opposition of the motion for injunction. The motion for injunction was fully briefed as of January 8, 2021.
On January 26, 2021, the D.C. Circuit affirmed the D.C. District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the D.C. Circuit also overturned the D.C. District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil. Dakota Access filed for rehearing en banc on April 12, 2021, which the D.C. Circuit denied. On September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General on December 17, 2021 and by the Tribes on December 16, 2021. Dakota Access filed their reply on January 4, 2022. On February 22, 2022, the U.S. Supreme Court declined to hear the case.
The D.C. District Court scheduled a status conference for February 10, 2021 to discuss the effects of the D.C. Circuit’s January 26, 2021 order on the pending motion for injunctive relief, as well as the USACE’s expectations as to how it will proceed regarding its enforcement discretion regarding the easement. On May 3, 2021, the USACE advised the D.C. District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. On May 21, 2021, the D.C. District Court denied the Tribes’ request for an injunction. On June 22, 2021, the D.C. District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice.
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. The USACE anticipates that a Final EIS will be issued in December 2025 and a Record of Decision will be issued in early 2026. The pipeline continues to operate pending completion of the Final EIS. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.

Standing Rock Sioux Tribe in Federal Court in District of Columbia
Dakota Access is the subject of litigation in the D.C. District Court. The SRST sued the USACE arguing that the USACE’s alleged failure to stop Dakota Access from operating violates numerous laws, including the Mineral Leasing Act, the Government Acquisition and Streamlining Act, the National Environmental Policy Act, the Clean Water Act, the National Historic Preservation Act, the Administrative Procedure Act as well as the 1868 Fort Laramie Treaty. The SRST requests a permanent injunction or writ of mandamus that would compel the USACE to shut Dakota Access down pending the completion of the USACE’s EIS and decision on whether to grant Dakota Access an easement under the Mineral Leasing Act.
On October 15, 2024, the SRST filed the above referenced complaint. A summons to the USACE was issued on October 17, 2024. Dakota Access, the state of North Dakota and numerous other states have intervened in the lawsuit in support of the USACE.
On January 17, 2025, the USACE, Dakota Access and state intervenors (including North Dakota and thirteen other states) each filed a motion to dismiss all of the claims in the new SRST litigation. Also, on January 17, 2025, the SRST filed a motion for partial summary judgment on certain of their claims. Briefing on the motions to dismiss is complete. The D.C. District Court has held briefing on the motion for partial summary judgment in abeyance pending the D.C. District Court’s decision on the motions to dismiss. On March 28, 2025, the D.C. District Court granted the motions to dismiss. On May 27, 2025, the SRST appealed the dismissal to the D.C. Circuit. Dakota Access intends to vigorously defend against this claim.
Williams Antitrust Litigation
On June 28, 2024, Louisiana Energy Gateway LLC, The Williams Companies, Inc., and Williams Fields Services Group, LLC (collectively, “Williams”) filed a Petition for Damages against Energy Transfer and Gulf Run Transmission, LLC (“Gulf Run”) in the 42nd Judicial District Court, Parish of DeSoto, State of Louisiana (“District Court”), alleging that Energy Transfer and/or Gulf Run have monopolized, conspired to monopolize and/or attempted to monopolize, the relevant product and geographic market for the movement of natural gas from the Haynesville Shale in northwestern Louisiana south to natural gas facilities in the Louisiana Gulf Coast (the “Relevant Market”), engaged in acquisitions that have directly enabled and incentivized to substantially lessen competition, and engaged in unfair methods of competition and unfair trade practices.
On September 16, 2024, Energy Transfer and Gulf Run removed the case to the U.S. District Court for the Western District of Louisiana (“Federal Court”). On October 4, 2024, Williams filed a Motion to Remand with the Federal Court, seeking to remand the case back to the District Court. On October 21, 2024, Energy Transfer and Gulf Run filed a consent to remand based on a subsequent change in circumstances. After the case was remanded, on November 18, 2024, Energy Transfer and Gulf Run filed a Peremptory Exception of No Cause, asserting that Williams failed to state a cause of action. The Peremptory Exception was set for hearing on February 10, 2025 and denied. The District Court has set the case for trial on September 14, 2026.
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
As of June 30, 2025, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and

Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
Rover – State of Ohio
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $3 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Ohio’s Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver.
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio sought permission to appeal this decision from the Ohio Supreme Court. Energy Transfer and Rover have opposed such permission. On January 28, 2025, the Ohio Supreme Court declined to hear the State’s appeal. On April 25, 2025, the State of Ohio filed a petition for certiorari with the U.S. Supreme Court. Rover filed a Brief in Opposition on June 30, 2025. The State of Ohio filed a reply brief on July 11, 2025. Energy Transfer and Rover intend to vigorously defend against this claim.
Unitholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current officers and members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et al., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King action that was filed in the U.S. District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the U.S. District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall S. McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019. On January 19, 2024, the defendants filed a motion for summary judgment on all of the claims asserted in ACERS’ amended complaint, and ACERS filed a motion for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on July 15, 2024. On August 8, 2024, the court ruled on the parties’ cross motions for summary judgment. The court granted defendants’ motion in part, entering judgment for defendants on loss causation for two categories of challenged statements, thereby significantly reducing the class period and potential damages. The court also granted plaintiffs’ motion for partial summary judgment in part, entering judgment for plaintiffs on the elements of falsity and the scienter of certain individuals as to four of the challenged statements. The parties settled in principle on April 23, 2025. On July 9, 2025, the court entered an Order Preliminarily Approving Settlement and Authorizing Dissemination of Notice of Settlement. The final settlement hearing is scheduled for October 7, 2025.
On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer and Messrs. Warren, Long, McCrea and Whitehurst. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of Rover. On August 10, 2022, the court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey. On November 7, 2022, the court granted the defendants’ motion to transfer and transferred this action to the U.S. District Court for the Northern District of Texas. On January 27, 2023, the defendants filed their motion to dismiss the New Mexico Funds’ amended complaint.
The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing, nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma (the “Eastern District Court”) against Sunoco, Inc. (R&M), LLC (now known as Energy Transfer R&M) and Energy Transfer Marketing & Terminals L.P. (collectively, “ETMT”) that alleged ETMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Eastern District Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012, and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On August 27, 2020, ETMT filed its Notice of Appeal with the 10th Circuit Court of Appeals (“10th Circuit”) and appealed the entirety of the Order. The matter was fully briefed, and oral argument was set for November 15, 2021. However, on November 1, 2021, the 10th Circuit dismissed the appeal due to jurisdictional concerns with finality of the Order. En banc rehearing of this decision was denied on November 29, 2021. On December 1, 2021, ETMT filed a Petition for Writ of Mandamus to the 10th Circuit to correct the jurisdictional problems and secure final judgment. On February 2, 2022, the 10th Circuit denied the Petition for Writ of Mandamus, citing that there are other avenues for ETMT to obtain adequate relief. On February 10, 2022, ETMT filed a Motion to Modify the Plan of Allocation Order and Issue a Rule 58 Judgment with the trial court, requesting the Eastern District Court to enter a final judgment in compliance with the Rules. ETMT also filed an injunction with the trial court to enjoin all efforts by plaintiffs to execute on any non-final judgment. On March 31, 2022, Judge Gibney denied the Motion to Modify the Plan of Allocation, reiterating his thoughts that the order constitutes a final judgment. Judge Gibney granted the injunction in part (placing a hold on enforcement efforts for 60 days) and denied the injunction in part. The injunction has since been lifted.
Despite the fact that ETMT has taken the position that the judgment is not final and not subject to execution, the Class engaged in asset discovery and actively tried to collect on the judgment through garnishment proceedings from ETMT’s customers. ETMT unsuccessfully tried to deposit the funds into the Eastern District Court’s Registry. Accordingly, to stop the garnishment proceedings, on December 2, 2022, ETMT wired approximately $161 million to the Plaintiff’s approved Plan Administrator, which represented at the time the full amount of the judgment with attorneys’ fees and post-judgment interest. ETMT did so without waiving its ability to pursue its pending appeal or its right to appeal the merits of the judgment. Plaintiff has since dismissed the garnishment actions.
ETMT appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. The appeal was fully briefed, and oral argument was held on March 21, 2023. On August 3, 2023, the 10th Circuit ruled in favor of ETMT and found that the Eastern District Court’s plan of allocation (which was part of the final judgment) did not satisfy all finality requirements. The 10th Circuit held that the Eastern District Court abused its discretion in denying ETMT’s Rule 60(b)(6) Motion to Modify and reversed and remanded for further proceedings. The case was sent back to the trial court so that the Eastern District Court could fix the finality requirements with the judgment. Further, ETMT sought and recovered a return of funds deposited with the Plan Administrator; Class Counsel did not oppose this motion.
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The Eastern District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the Eastern District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the Eastern District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Class is approximately $104 million in actual damages and $75 million in punitive damages. ETMT has appealed the entirety of the judgment to the 10th Circuit. Oral argument took place on November 20, 2024 and the parties are awaiting a decision. ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, 2022, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the

Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022 deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which Respondents have completed as of January 17, 2024. The matter remains stayed until the DPU sets a new procedural schedule.
Crestwood Midstream Partners, LP – Linde Litigation
On December 23, 2019, Linde Engineering North America Inc. (“Linde”) filed a lawsuit in the District Court of Harris County, Texas alleging that Arrow Field Services, LLC and Crestwood Midstream Partners LP, our consolidated subsidiaries (collectively, “Crestwood”), breached a contract entered into in March 2018 under which Linde was to provide engineering, procurement and construction services to Crestwood related to the completion of the construction of the Bear Den II cryogenic processing plant.
Trial was held in June 2022, and a final judgment was entered on October 24, 2022. The final judgment includes an award of damages of approximately $21 million, a pre-judgment interest award of approximately $18 million and attorney fees and other costs of approximately $5 million. Crestwood has insurance coverage related to certain pre-judgment interest awards but has not recorded a receivable related to any potential insurance recovery. On January 9, 2023, Crestwood paid approximately $21 million to the Court Registry under protest to mitigate the impact of post-judgment interest. Crestwood filed a Notice of Appeal on January 13, 2023, and filed its Appellate Brief on September 29, 2023. Linde’s response was filed on February 8, 2024. Oral argument was held on September 26, 2024.
On December 17, 2024, the First Court of Appeals in Houston issued its opinion, in which it reversed the trial court judgment in part and affirmed it in part. The appellate court reversed the awards to Linde of $18 million in interest and $5 million for fees and other costs. This reversal reduces the judgment amount by approximately $22 million. The appellate court affirmed the damages award to Linde of $21 million. The appellate court remanded the case to the trial court to recompute the prejudgment interest award. Linde filed its petition for review in the Texas Supreme Court on March 17, 2025; Crestwood filed its cross petition on April 30, 2025. In July 2025, the Texas Supreme Court requested responses to the petitions for review from both Linde and Crestwood. Currently, the deadline for these responses is August 11, 2025.
State of Oklahoma Attorney General – Winter Storm Uri
On April 10, 2024, the State of Oklahoma, through Attorney General Gentner Drummond, filed a petition on behalf of Grand River Dam Authority against defendants ET Gathering & Processing LLC, successor by merger to Enable Midstream Partners, LP, Enable Oklahoma Intrastate Transmission, LLC, Enable Gas Transmission, LLC and Enable Energy Resources, LLC arising out of Winter Storm Uri in February 2021. Specifically, plaintiff alleges that defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for breach of contract, unjust enrichment, fraud, bad faith, conspiracy and negligence. Plaintiff’s petition seeks actual damages, punitive damages, treble damages and attorneys’ fees and costs. However, the actual amount sought was not specified.
On June 3, 2024, defendants filed a Motion to Dismiss and a Motion to Transfer Venue, along with a Brief in Support. In its Motion to Dismiss, defendants argued that plaintiff’s petition fails to state a claim upon which relief can be granted and also that such claims should be dismissed because collateral estoppel bars plaintiff from bringing allegations inconsistent with earlier agency and judicial findings that the extreme cold weather—not defendants’ conduct—caused the natural gas shortage and resulting high prices during Winter Storm Uri. Defendants also argued that plaintiff’s suit should be dismissed for filing suit in the wrong forum or, alternatively, should be transferred to the correct county of venue (Oklahoma County). Plaintiff filed its response brief on July 12, 2024. A hearing on both motions was held on October 15, 2024. On January 16, 2025, the Judge denied all motions, noting (1) that venue is proper in Osage County, Oklahoma; (2) collateral estoppel does not bar recovery; (3) the plaintiffs can plead inconsistent theories of recovery; and (4) the recovery is public in nature and not foreclosed by statute of limitations. The case will now proceed into the discovery phase.
In a separate matter filed on January 9, 2025, the State of Oklahoma through Gentner Drummond, Attorney General of Oklahoma (“Plaintiff”), filed a petition against ETC Marketing Ltd. and ETC Marketing Inc. (collectively, “ETCM”) and other natural gas marketers in Case No. CJ-25-06 in the District Court of Osage County, Oklahoma, arising out of Winter Storm Uri in February 2021. The Oklahoma Attorney General brought this action on behalf of its state agencies, political subdivisions and the people of the State of Oklahoma. Specifically, Plaintiff alleges that the defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for unjust enrichment and violation of the Oklahoma Consumer Protection Act. Plaintiff’s petition seeks damages in excess of $75,000, including actual damages, punitive damages, treble damages, and attorneys’ fees and costs. However, the actual amount sought was not specified.
On March 17, 2025, all defendants (including ETCM) jointly filed a motion to dismiss and brief in support. In the joint motion to dismiss, defendants asserted that FERC’s exclusive jurisdiction preempts all the Attorney General’s state-law claims and, alternatively, that the petition does not state a claim under Oklahoma antitrust law. Further, the motion argues that the Oklahoma Consumer Protection Act claims are time-barred and inconsistent with the statute, and that the unjust enrichment claims are barred by Oklahoma law. Finally, the motion alleges that the Attorney General’s unjust enrichment claims fail as a matter of law because defendants sold natural gas pursuant to valid contracts and the individual consumers were not direct purchasers of natural gas from defendants. A hearing on the motion to dismiss will be held in late summer or early fall of 2025.
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
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $29 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, USAC recognized a charge of $1 million, which USAC believes is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. This $1 million estimated amount was recognized within income tax expense for the six months ended June 30, 2025. However, USAC’s final imputed underpayment, if any, has not been determined. Once determined, USAC’s general partner may either elect to pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, of USAC with respect to an audited and adjusted return.
Sunoco LP New York Motor Fuel Excise Tax Audit
New York State issued a motor fuel excise tax assessment to Sunoco LLC, a wholly owned subsidiary of Sunoco LP, in the amount of approximately $20 million, exclusive of penalties and interest, for the periods of March 2017 through May 2020. Sunoco LLC intends to pursue all available avenues of appeal and contest the full amount of the assessment. Sunoco LLC cannot predict the outcome of this matter at this time.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2025, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	June 30, 2025	December 31, 2024
Current	$55	$51
Non-current	218	227
Total environmental liabilities	$273	$278
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
During the six months ended June 30, 2025 and 2024, the Partnership recorded $7 million and $4 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2024	$759
Additions	531
Revenue recognized	(669)
Balance, June 30, 2025	$621

Balance, December 31, 2023	$749
Additions	668
Revenue recognized	(629)
Balance, June 30, 2024	$788

The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	June 30, 2025	December 31, 2024
Contract assets	$329	$288
Accounts receivable from contracts with customers	962	1,084
Contract liabilities	33	39
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
As of June 30, 2025, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $35.57 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2025
	(remainder)	2026	2027	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2025	$4,063	$7,224	$5,867	$18,414	$35,568
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
The following table details our outstanding commodity-related derivatives:

	June 30, 2025		December 31, 2024
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	(12,603)	2025-2027	6,630	2025-2026
Basis Swaps IFERC/NYMEX	(13,213)	2025-2028	3,490	2025-2027
Swing Swaps	(165,620)	2025-2027	(156,820)	2025-2027
Options – Calls	600	2025-2026	—	—
Power (Megawatt):
Forwards	103,840	2025-2029	6,040	2025-2029
Futures	165,933	2025-2027	(140,137)	2025-2026
Options – Puts	—	—	(17,600)	2025
Options – Calls	(636,000)	2025-2026	—	—
Crude (MBbls):
Forwards/Swaps	(17,803)	2025-2027	(22,512)	2025-2026
NGL/Refined Products (MBbls):
Forward/Swaps	(6,039)	2025-2028	(15,063)	2025-2027
Options – Puts	7	2025-2026	(9)	2025-2026
Options – Calls	—	—	(14)	2025-2026
Futures	(4,593)	2025-2026	(1,763)	2025-2026
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(41,873)	2025	(47,170)	2025
Fixed Swaps/Futures	(41,873)	2025	(47,170)	2025
Hedged Item – Inventory	41,873	2025	44,170	2025
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$10	$3	$(1)	$(7)
	10	3	(1)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	279	209	(215)	(229)
Commodity derivatives	56	51	(50)	(57)
	335	260	(265)	(286)
Total derivatives	$345	$263	$(266)	$(293)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	$56	$51	$(50)	$(57)
Broker cleared derivative contracts	Other current assets (liabilities)	289	212	(216)	(236)
Total gross derivatives		345	263	(266)	(293)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(44)	(42)	44	42
Counterparty netting	Other current assets (liabilities)	(213)	(204)	213	204
Total net derivatives		$88	$17	$(9)	$(47)

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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized on Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$116	$(24)	$104	$(15)
Interest rate derivative(1)	Gain on interest rate derivative	—	3	—	12
Total		$116	$(21)	$104	$(3)
(1)This interest rate derivative was terminated by USAC in August 2024.
13.REPORTABLE SEGMENTS
Our reportable segments, which conduct their business primarily in the U.S., are as follows:
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$819	$578	$1,966	$1,388
Intersegment revenues	112	59	259	167
	931	637	2,225	1,555
Interstate transportation and storage:
Revenues from external customers	584	513	1,197	1,108
Intersegment revenues	6	6	14	13
	590	519	1,211	1,121
Midstream:
Revenues from external customers	857	776	1,741	1,582
Intersegment revenues	2,278	1,731	5,050	3,699
	3,135	2,507	6,791	5,281
NGL and refined products transportation and services:
Revenues from external customers	5,029	4,897	11,063	10,581
Intersegment revenues	912	898	1,787	1,740
	5,941	5,795	12,850	12,321
Crude oil transportation and services:
Revenues from external customers	5,748	7,362	11,953	15,000
Intersegment revenues	—	10	3	10
	5,748	7,372	11,956	15,010
Investment in Sunoco LP:
Revenues from external customers	5,386	6,172	10,563	11,667
Intersegment revenues	4	1	6	5
	5,390	6,173	10,569	11,672
Investment in USAC:
Revenues from external customers	234	230	464	453
Intersegment revenues	16	6	31	12
	250	236	495	465
All other:
Revenues from external customers	585	201	1,315	579
Intersegment revenues	351	95	616	183
	936	296	1,931	762
Eliminations	(3,679)	(2,806)	(7,766)	(5,829)
Total revenues	$19,242	$20,729	$40,262	$42,358

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products sold:
Intrastate transportation and storage	$561	$205	$1,525	$692
Interstate transportation and storage	3	2	5	3
Midstream	1,911	1,457	4,171	3,176
NGL and refined products transportation and services	4,635	4,512	10,276	9,831
Crude oil transportation and services	4,725	6,309	9,939	12,903
Investment in Sunoco LP	4,821	5,609	9,347	10,624
Investment in USAC	40	36	78	72
All other	909	287	1,904	738
Eliminations	(3,659)	(2,808)	(7,728)	(5,833)
Total cost of products sold	$13,946	$15,609	$29,517	$32,206

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$61	$66	$118	$119
Interstate transportation and storage	221	210	410	413
Midstream	416	321	837	644
NGL and refined products transportation and services	230	232	477	460
Crude oil transportation and services	237	216	450	404
Investment in Sunoco LP	162	149	320	254
Investment in USAC	47	43	90	82
All other	—	3	1	9
Eliminations	(48)	(18)	(93)	(41)
Total operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	$1,326	$1,222	$2,610	$2,344

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization:
Intrastate transportation and storage	$51	$53	$102	$107
Interstate transportation and storage	141	144	283	286
Midstream	459	394	907	823
NGL and refined products transportation and services	248	254	496	512
Crude oil transportation and services	244	239	481	486
Investment in Sunoco LP	154	78	310	121
Investment in USAC	71	66	141	129
All other	16	(15)	31	3
Total depreciation, depletion and amortization	$1,384	$1,213	$2,751	$2,467

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$10	$14	$24	$26
Interstate transportation and storage	26	32	63	65
Midstream	47	43	103	87
NGL and refined products transportation and services	41	34	89	76
Crude oil transportation and services	38	36	82	72
Investment in Sunoco LP	47	132	83	164
Investment in USAC	14	14	28	29
All other	13	8	26	20
Total selling, general and administrative expenses, excluding non-cash compensation and accretion expenses	$236	$313	$498	$539

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity in earnings of unconsolidated affiliates(1):
Intrastate transportation and storage	$3	$3	$8	$8
Interstate transportation and storage	72	51	135	113
Midstream	3	4	6	8
NGL and refined products transportation and services	20	20	37	39
Crude oil transportation and services	5	6	9	13
All other	2	1	2	2
Total equity in earnings of unconsolidated affiliates	$105	$85	$197	$183
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense)(1):
Intrastate transportation and storage	$(15)	$(24)	$70	$48
Interstate transportation and storage	130	117	249	235
Midstream	7	7	13	15
NGL and refined products transportation and services	(2)	53	3	105
Crude oil transportation and services	(16)	(10)	(11)	18
Investment in Sunoco LP	94	37	93	(68)
Investment in USAC	—	1	—	1
All other	(13)	(3)	13	23
Eliminations	(53)	(3)	(103)	(6)
Total other income	$132	$175	$327	$371
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	June 30, 2025	December 31, 2024
Segment assets:
Intrastate transportation and storage	$6,628	$6,289
Interstate transportation and storage	17,102	17,656
Midstream	29,135	30,473
NGL and refined products transportation and services	25,886	27,445
Crude oil transportation and services	27,742	25,231
Investment in Sunoco LP	14,428	14,375
Investment in USAC	2,671	2,746
All other and eliminations	1,430	1,165
Total segment assets	$125,022	$125,380

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Additions to property, plant and equipment(1):
Intrastate transportation and storage	$273	$32	$499	$46
Interstate transportation and storage	79	68	125	117
Midstream	384	203	733	381
NGL and refined products transportation and services	385	334	748	554
Crude oil transportation and services	50	91	157	180
Investment in Sunoco LP	160	78	261	119
Investment in USAC	30	76	63	187
All other	125	44	154	70
Total additions to property, plant and equipment	$1,486	$926	$2,740	$1,654
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	June 30, 2025	December 31, 2024
Investments in unconsolidated affiliates(1):
Intrastate transportation and storage	$151	$150
Interstate transportation and storage	2,344	2,350
Midstream	129	132
NGL and refined products transportation and services	371	383
Crude oil transportation and services	188	193
All other	60	58
Total investments in unconsolidated affiliates	$3,243	$3,266
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA:
Intrastate transportation and storage	$284	$328	$628	$766
Interstate transportation and storage	470	392	982	875
Midstream	768	693	1,693	1,389
NGL and refined products transportation and services	1,033	1,070	2,011	2,059
Crude oil transportation and services	732	801	1,474	1,649
Investment in Sunoco LP	454	320	912	562
Investment in USAC	149	144	299	283
All other	(24)	12	(35)	57
Adjusted EBITDA (consolidated)	$3,866	$3,760	$7,964	$7,640

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,458	$1,992	$3,178	$3,684
Depreciation, depletion and amortization	1,384	1,213	2,751	2,467
Interest expense, net of interest capitalized	865	762	1,674	1,490
Income tax expense	79	227	120	316
Impairment losses	3	50	7	50
Gain on interest rate derivative	—	(3)	—	(12)
Non-cash compensation expense	33	30	70	76
Unrealized (gains) losses on commodity risk management activities	(100)	(38)	(31)	103
Inventory valuation adjustments (Sunoco LP)	40	32	(21)	(98)
Losses on extinguishments of debt	17	6	19	11
Adjusted EBITDA related to unconsolidated affiliates	182	170	349	341
Equity in earnings of unconsolidated affiliates	(105)	(85)	(197)	(183)
Gain on sale of West Texas assets (Sunoco LP)	—	(598)	—	(598)
Other, net	10	2	45	(7)
Adjusted EBITDA (consolidated)	$3,866	$3,760	$7,964	$7,640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 and in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Acquisitions
Parkland Acquisition by Sunoco LP
On May 5, 2025, Sunoco LP and Parkland Corporation (“Parkland”) announced that the parties have entered into a definitive agreement whereby Sunoco LP plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion as of the announcement date, including assumed debt.
As part of the transaction, Sunoco LP intends to repurpose and rename an existing subsidiary as SunocoCorp LLC (“SunocoCorp”) which will become a publicly traded entity classified as a corporation for U.S. federal income tax purposes, with SunocoCorp common units being traded on the New York Stock Exchange. SunocoCorp is expected to hold limited partnership units of Sunoco LP that are generally economically equivalent to Sunoco LP’s publicly traded common units on the basis of one Sunoco LP common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco LP will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco LP unitholders.
The transaction is currently expected to close in the fourth quarter of 2025 upon the satisfaction of closing conditions, including customary regulatory and stock exchange listing approvals.
TanQuid Acquisition by Sunoco LP
In March 2025, Sunoco LP entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $586 million as of June 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and Sunoco LP will fund it using cash on hand and amounts available under its revolving credit facility.
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
In the second quarter of 2025, Sunoco LP acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco LP common units which had an aggregate acquisition-date fair value of approximately $13 million.
Quarterly Cash Distribution
In July 2025, Energy Transfer announced a quarterly distribution of $0.33 per unit ($1.32 annualized) on Energy Transfer common units for the quarter ended June 30, 2025.

Regulatory Update
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently reinstates 100% bonus depreciation on qualified property and modifies the calculation of the business interest expense limitation for U.S. federal income tax purposes. We anticipate the OBBBA will defer the payment of a significant portion of the Partnership’s corporate subsidiaries’ U.S. federal income taxes in future periods. All effects of changes in tax law are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBBA are not reflected in our provision for income taxes as of and for the three and six months ended June 30, 2025. However, because the income tax provisions of the Partnership’s corporate subsidiaries include both current and deferred income taxes, we currently do not anticipate a significant impact to the Partnership’s overall income tax expense in future periods.
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the D.C. Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the D.C. Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding an individual entity’s ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impact of the FERC’s policy on the treatment of income taxes on the rates we can charge for FERC-regulated transportation services is unknown at this time.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle were just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the U.S. Court of Appeals for the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25, 2023 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 19, 2025, the D.C. Circuit consolidated all cases before it and the consolidated cases remain in abeyance pending further order of the D.C. Circuit.
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
On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certification of New Interstate Natural Gas Facilities (“2022 Certificate Policy Statement”) and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“GHG Policy Statement”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Certificate Policy Statement and the GHG Policy Statement as draft policy statements, and requested further comments. The FERC stated that it will not apply the now draft policy statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Certificate Policy Statement and GHG Policy Statement were due on April 25, 2022, and reply comments were due on May 25, 2022. On January 24, 2025, the FERC issued an order withdrawing the draft GHG Policy Statement and terminating the proceeding. The FERC has taken no further action on the 2022 Certificate Policy Statement. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Certificate Policy Statement that might affect our natural gas pipeline or LNG facility projects, or when such new policy, if any, might become effective. We do not expect that any change in this policy statement would affect us in a materially different manner than any other natural gas pipeline company operating in the U.S..
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
On October 20, 2022, the FERC issued a policy statement on the Standard Applied to Complaints Against Oil Pipeline Index Rate Changes to establish guidelines regarding how the FERC will evaluate shipper complaints against oil pipeline index rate increases. Specifically, the policy statement adopted the proposal in the FERC’s earlier Notice of Inquiry issued on March 25, 2020 to eliminate the “Substantially Exacerbate Test” as the preliminary screen applied to complaints against index rate increases and instead adopt the proposal to apply the “Percentage Comparison Test” as the preliminary screen for both protests and complaints against index rate increases. At this time, we cannot determine the effect of a change in the FERC’s preliminary screen for complaints against index rate changes, however, a revised screen would result in a threshold aligned with the existing threshold for protests against index rate increases. Any complaint or protest raised by a shipper could materially and adversely affect our financial condition, results of operations or cash flows.
Air Quality Standards
In 2023, the U.S. Environmental Protection Agency (“EPA”) finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026.
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
The Partnership currently estimates that the final rule would require retrofitting or replacement of approximately 192 engines in its interstate and intrastate natural gas transportation and storage operations. The Partnership is involved in challenging application of the Plan in the nine states impacted within its footprint. Compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, in the D.C. Circuit and the U.S. Supreme Court, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be.
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
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$284	$328	$(44)	$628	$766	$(138)
Interstate transportation and storage	470	392	78	982	875	107
Midstream	768	693	75	1,693	1,389	304
NGL and refined products transportation and services	1,033	1,070	(37)	2,011	2,059	(48)
Crude oil transportation and services	732	801	(69)	1,474	1,649	(175)
Investment in Sunoco LP	454	320	134	912	562	350
Investment in USAC	149	144	5	299	283	16
All other	(24)	12	(36)	(35)	57	(92)
Adjusted EBITDA (consolidated)	$3,866	$3,760	$106	$7,964	$7,640	$324

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,458	$1,992	$(534)	$3,178	$3,684	$(506)
Depreciation, depletion and amortization	1,384	1,213	171	2,751	2,467	284
Interest expense, net of interest capitalized	865	762	103	1,674	1,490	184
Income tax expense	79	227	(148)	120	316	(196)
Impairment losses	3	50	(47)	7	50	(43)
Gain on interest rate derivative	—	(3)	3	—	(12)	12
Non-cash compensation expense	33	30	3	70	76	(6)
Unrealized (gains) losses on commodity risk management activities	(100)	(38)	(62)	(31)	103	(134)
Inventory valuation adjustments (Sunoco LP)	40	32	8	(21)	(98)	77
Losses on extinguishments of debt	17	6	11	19	11	8
Adjusted EBITDA related to unconsolidated affiliates	182	170	12	349	341	8
Equity in earnings of unconsolidated affiliates	(105)	(85)	(20)	(197)	(183)	(14)
Gain on sale of West Texas assets (Sunoco LP)	—	(598)	598	—	(598)	598
Other, net	10	2	8	45	(7)	52
Adjusted EBITDA (consolidated)	$3,866	$3,760	$106	$7,964	$7,640	$324
Net Income. For the three and six months ended June 30, 2025 compared to the same periods last year, net income decreased $534 million and $506 million, respectively, primarily due to the recognition of a $598 million gain in the prior periods on Sunoco LP’s sale of its West Texas assets, as well as increases in operating expenses of $116 million and $277 million, respectively, increases in depreciation, depletion and amortization of $171 million and $284 million, respectively, and increases in interest expense of $103 million and $184 million, respectively. These decreases in net income were partially offset by higher volumes in certain segments resulting from recent acquisitions and assets placed in service, decreases in income tax expense of $148 million and $196 million, respectively, decreases in impairment losses of $47 million and $43 million, respectively, and increases in equity in earnings of unconsolidated affiliates of $20 million and $14 million, respectively. In addition, for the six month ended June 30, 2025, net income included the non-recurring recognition of $160 million associated with Winter Storm Uri in 2021.
These changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2025 compared to the same periods last year, Adjusted EBITDA increased $106 million and $324 million, respectively, primarily driven by higher segment margin in our midstream segment and in our investment in Sunoco LP segment.
Additional discussion on the changes impacting Adjusted EBITDA is available in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2025 compared to the same period last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and six months ended June 30, 2025 compared to the same period last year primarily due to an increase in aggregate debt balances following the acquisitions of NuStar and WTG Midstream Holdings LLC and the refinancing of certain preferred units with long-term debt.

Income Tax Expense. For the three and six months ended June 30, 2025 compared to the same periods last year, income tax expense decreased primarily due to a taxable gain recognized by a corporate subsidiary of Sunoco LP upon its completion of the sale of convenience stores to 7-Eleven, Inc. in April 2024.
Impairment Losses. For the six months ended June 30, 2025, impairment losses were primarily related to USAC’s evaluation of the future deployment of its idle fleet under current market conditions. For the three and six months ended June 30, 2024, impairment losses were primarily related to Sunoco LP’s termination of a lease in June 2024.
Gain on Interest Rate Derivative. For the three and six months ended June 30, 2024, the gain on interest rate derivative resulted from changes in forward interest rates, which caused USAC’s interest rate swap to change in value. This interest rate derivative was terminated by USAC in August 2024.
Unrealized (Gains) Losses on Commodity Risk Management Activities. The unrealized gains and losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on unrealized gains and losses within each segment is included in “Segment Operating Results,” and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2025 and 2024, the Partnership’s cost of products sold included Sunoco LP’s unfavorable inventory valuation adjustments of $40 million and $32 million, respectively, which decreased net income. For the six months ended June 30, 2025 and 2024, the Partnership’s cost of products sold included Sunoco LP’s favorable inventory valuation adjustments of $21 million and $98 million, respectively, which increased net income.
Losses on Extinguishments of Debt. For the three and six months ended June 30, 2025, loss on extinguishment of debt was primarily related to Sunoco LP's termination of bridge financing related to the pending Parkland acquisition. For the three and six months ended June 30, 2024, the loss on extinguishment of debt included amounts recognized upon debt redemptions by Energy Transfer, Sunoco LP and USAC.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Gain on Sale of West Texas Assets. The gain on sale of West Texas assets was recognized by Sunoco LP in April 2024 on its sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven Inc.
Other, Net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$40	$27	$13	$73	$64	$9
MEP	18	14	4	35	31	4
White Cliffs	5	4	1	8	10	(2)
Explorer	7	9	(2)	14	15	(1)
SESH	14	10	4	28	20	8
Other	21	21	—	39	43	(4)
Total equity in earnings of unconsolidated affiliates	$105	$85	$20	$197	$183	$14

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$88	$82	$6	$167	$163	$4
MEP	26	22	4	52	48	4
White Cliffs	10	8	2	18	19	(1)
Explorer	12	14	(2)	23	24	(1)
SESH	15	13	2	30	26	4
Other	31	31	—	59	61	(2)
Total Adjusted EBITDA related to unconsolidated affiliates	$182	$170	$12	$349	$341	$8

Distributions received from unconsolidated affiliates:
Citrus	$36	$61	$(25)	$66	$94	$(28)
MEP	29	24	5	55	47	8
White Cliffs	9	10	(1)	18	21	(3)
Explorer	10	10	—	15	18	(3)
SESH	15	14	1	23	32	(9)
Other	25	26	(1)	44	40	4
Total distributions received from unconsolidated affiliates	$124	$145	$(21)	$221	$252	$(31)
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

•Unrealized gains and losses on commodity risk management activities and inventory valuation adjustments. These are the unrealized amounts that are included in cost of products sold to calculate segment margin. These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized losses are added back and the unrealized gains are subtracted to calculate the segment measure.
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
Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Natural gas transported (BBtu/d)	14,229	13,143	1,086	14,224	13,660	564
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	8,225	8,230	(5)
Revenues	$931	$637	$294	$2,225	$1,555	$670
Cost of products sold	561	205	356	1,525	692	833
Segment margin	370	432	(62)	700	863	(163)
Unrealized (gains) losses on commodity risk management activities	(21)	(29)	8	55	35	20
Operating expenses, excluding non-cash compensation expense	(61)	(66)	5	(118)	(119)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(10)	(14)	4	(24)	(26)	2
Adjusted EBITDA related to unconsolidated affiliates	5	5	—	11	12	(1)
Other	1	—	1	4	1	3
Segment Adjusted EBITDA	$284	$328	$(44)	$628	$766	$(138)
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, transported volumes of gas on our Texas intrastate pipelines increased primarily due to more third-party transportation. For the six months ended June 30, 2025 compared to the same period last year, the increase is partially offset by lower gas production from the Haynesville area. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Transportation fees	$211	$222	$(11)	$432	$444	$(12)
Natural gas sales and other (excluding unrealized gains and losses)	102	147	(45)	231	398	(167)
Retained fuel (excluding unrealized gains and losses)	13	9	4	29	17	12
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	23	25	(2)	63	39	24
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	21	29	(8)	(55)	(35)	(20)
Total segment margin	$370	$432	$(62)	$700	$863	$(163)
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $45 million in realized natural gas sales and other primarily due to lower optimization volumes with shifts to long-term third-party contracts from the Permian and narrower price spreads;
•a decrease of $11 million in transportation fees primarily due to the recovery in the prior period of certain disputed fees on our Texas system; and
•a decrease of $2 million in storage margin primarily due to lower storage optimization; partially offset by
•a decrease of $5 million in operating expenses primarily due to a decrease in maintenance projects costs; and
•an increase of $4 million in retained fuel margin primarily due to higher gas prices.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $167 million in realized natural gas sales and other primarily due to lower pipeline optimization as a result of lower volatility in natural gas prices, lower optimization volumes with shifts to long-term third-party contracts from the Permian and narrower price spreads; and
•a decrease of $12 million in transportation fees primarily due to the recovery in the prior period of certain disputed fees on our Texas system; partially offset by
•an increase of $24 million in storage margin primarily due to higher storage optimization;
•an increase of $12 million in retained fuel margin primarily due to higher gas prices;
•a decrease of $2 million in selling, general and administrative expenses primarily due to lower legal fees; and
•a decrease of $1 million in operating expenses primarily due to a decrease in maintenance project costs.

Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Natural gas transported (BBtu/d)	18,153	16,337	1,816	18,178	16,932	1,246
Natural gas sold (BBtu/d)	30	20	10	32	22	10
Revenues	$590	$519	$71	$1,211	$1,121	$90
Cost of products sold	3	2	1	5	3	2
Segment margin	587	517	70	1,206	1,118	88
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(221)	(210)	(11)	(410)	(413)	3
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(26)	(32)	6	(63)	(65)	2
Adjusted EBITDA related to unconsolidated affiliates	130	118	12	249	236	13
Other	—	(1)	1	—	(1)	1
Segment Adjusted EBITDA	$470	$392	$78	$982	$875	$107
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, transported volumes increased primarily due to more capacity sold and higher utilization on several of our major pipeline systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $70 million in segment margin primarily due to a $35 million negative impact in the prior period related to the conclusion of a rate case on our Panhandle system, a $33 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and a $4 million increase due to higher storage and liquids revenue; and
•an increase of $12 million in Adjusted EBITDA related to unconsolidated affiliates due to a $6 million increase from our Citrus joint venture, a $4 million increase from our Midcontinent Express Pipeline joint venture and a $2 million increase from our Southeast Supply Header pipeline joint venture; partially offset by
•an increase of $11 million in operating expenses primarily due to an increase in volume-driven expenses.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $88 million in segment margin primarily due to a $37 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes, a $35 million negative impact in the prior period related to the conclusion of a rate case on our Panhandle system, an $11 million increase in operational gas sales and an $8 million increase from storage revenue; and
•an increase of $13 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $4 million increase from our Citrus joint venture, a $4 million increase from our Midcontinent Express Pipeline joint venture and a $4 million increase from our Southeast Supply Header pipeline joint venture.

Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Gathered volumes (BBtu/d)	21,329	19,437	1,892	20,872	19,680	1,192
NGLs produced (MBbls/d)	1,181	955	226	1,135	922	213
Equity NGLs (MBbls/d)	64	56	8	62	54	8
Revenues	$3,135	$2,507	$628	$6,791	$5,281	$1,510
Cost of products sold	1,911	1,457	454	4,171	3,176	995
Segment margin	1,224	1,050	174	2,620	2,105	515
Operating expenses, excluding non-cash compensation expense	(416)	(321)	(95)	(837)	(644)	(193)
Selling, general and administrative expenses, excluding non-cash compensation expense	(47)	(43)	(4)	(103)	(87)	(16)
Adjusted EBITDA related to unconsolidated affiliates	6	6	—	11	12	(1)
Other	1	1	—	2	3	(1)
Segment Adjusted EBITDA	$768	$693	$75	$1,693	$1,389	$304
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, gathered volumes increased primarily due to newly acquired assets, as well as additional and upgraded plants in the Permian region, partially offset by lower dry gas gathering in the Northeast and Ark-La-Tex regions. NGL production increased primarily due to recently acquired assets and increased Permian plant utilization.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $176 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region; and
•an increase of $11 million in segment margin due to higher natural gas prices of $38 million, partially offset by lower NGL prices of $27 million; partially offset by
•a decrease of $13 million in segment margin due to lower dry gas volumes in the Northeast and Ark-La-Tex regions;
•an increase of $95 million in operating expenses primarily due to recently acquired assets and assets placed in service as well as higher employee costs; and
•an increase of $4 million in selling, general and administrative expenses due to an adjustment to the workers’ compensation reserve in the prior period and higher corporate allocations.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $359 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $160 million in segment margin due to the non-recurring recognition of certain amounts associated with Winter Storm Uri in 2021, which represents the remainder of midstream segment margin from Winter Storm Uri that had not already been recognized; and
•an increase of $39 million in segment margin due to higher natural gas prices of $73 million, partially offset by lower NGL prices of $34 million; partially offset by
•a decrease of $43 million in segment margin due to lower dry gas volumes in the Northeast and Ark-La-Tex regions;
•an increase of $193 million in operating expenses due to recently acquired assets and assets placed in service as well as higher employee costs; and
•an increase of $16 million in selling, general and administrative expenses due to higher corporate allocations and an adjustment to the workers’ compensation reserve in the prior period.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
NGL transportation volumes (MBbls/d)	2,331	2,235	96	2,254	2,161	93
Refined products transportation volumes (MBbls/d)	599	602	(3)	587	587	—
NGL and refined products terminal volumes (MBbls/d)	1,553	1,506	47	1,503	1,451	52
NGL fractionation volumes (MBbls/d)	1,150	1,093	57	1,120	1,073	47
Revenues	$5,941	$5,795	$146	$12,850	$12,321	$529
Cost of products sold	4,635	4,512	123	10,276	9,831	445
Segment margin	1,306	1,283	23	2,574	2,490	84
Unrealized (gains) losses on commodity risk management activities	(34)	20	(54)	(60)	42	(102)
Operating expenses, excluding non-cash compensation expense	(230)	(232)	2	(477)	(460)	(17)
Selling, general and administrative expenses, excluding non-cash compensation expense	(41)	(34)	(7)	(89)	(76)	(13)
Adjusted EBITDA related to unconsolidated affiliates	32	33	(1)	63	63	—
Segment Adjusted EBITDA	$1,033	$1,070	$(37)	$2,011	$2,059	$(48)
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region. The increase in transportation volumes also led to higher fractionated volumes at our Mont Belvieu NGL Complex.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Transportation margin	$687	$654	$33	$1,303	$1,269	$34
Fractionators and refinery services margin	244	232	12	462	465	(3)
Terminal services margin	251	249	2	484	458	26
Storage margin	75	75	—	156	154	2
Marketing margin	15	93	(78)	109	186	(77)
Unrealized gains (losses) on commodity risk management activities	34	(20)	54	60	(42)	102
Total segment margin	$1,306	$1,283	$23	$2,574	$2,490	$84
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impact of the following:
•a decrease of $78 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to lower gains from the optimization of hedged NGL and refined product inventories; and
•an increase of $7 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets; partially offset by
•an increase of $33 million in transportation margin primarily due to higher throughput and contractual rate escalations on our Mariner East and our Gulf Coast pipeline systems; and

•an increase of $12 million in fractionators and refinery services margin primarily due to higher throughput.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impact of the following:
•a decrease of $77 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to lower gains from the optimization of hedged NGL and refined product inventories;
•an increase of $17 million in operating expenses primarily due to a $12 million increase in employee costs, a $6 million increase resulting from the timing of project related expenses, a $3 million increase in ad valorem taxes and increases totaling $4 million from various other operating expenses. These increases were partially offset by a $7 million decrease in gas and power utility costs; and
•an increase of $13 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets; partially offset by
•an increase of $34 million in transportation margin primarily due to higher throughput and contractual rate escalations on our Mariner East and our Gulf Coast pipeline systems; and
•an increase of $26 million in terminal services margin primarily due to a $23 million increase in fees from loading volumes for export at our Nederland and Marcus Hook terminals and a $3 million increase from higher throughput and storage at our refined product terminals.
Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Crude oil transportation volumes (MBbls/d)	7,049	6,490	559	6,885	6,297	588
Crude oil terminal volumes (MBbls/d)	3,216	3,291	(75)	3,267	3,266	1
Revenues	$5,748	$7,372	$(1,624)	$11,956	$15,010	$(3,054)
Cost of products sold	4,725	6,309	(1,584)	9,939	12,903	(2,964)
Segment margin	1,023	1,063	(40)	2,017	2,107	(90)
Unrealized gains on commodity risk management activities	(25)	(19)	(6)	(25)	—	(25)
Operating expenses, excluding non-cash compensation expense	(237)	(216)	(21)	(450)	(404)	(46)
Selling, general and administrative expenses, excluding non-cash compensation expense	(38)	(36)	(2)	(82)	(72)	(10)
Adjusted EBITDA related to unconsolidated affiliates	8	7	1	14	16	(2)
Other	1	2	(1)	—	2	(2)
Segment Adjusted EBITDA	$732	$801	$(69)	$1,474	$1,649	$(175)
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, crude oil transportation volumes were higher due to continued growth on our gathering systems and from assets contributed upon the recent formation of the ET-S Permian joint venture with Sunoco LP, partially offset by lower volumes on our Bakken Pipeline. For the three months ended June 30, 2025 compared to the same period last year, crude terminal volumes were lower primarily due to lower volumes received from our Bakken Pipeline system.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impact of the following:
•a decrease of $46 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) due to decreased transportation revenue, primarily from our Bakken Pipeline system, partially offset by increases from assets contributed upon the formation of the ET-S Permian joint venture;
•an increase of $21 million in operating expenses primarily due to a $10 million increase from assets contributed upon the formation of the ET-S Permian joint venture, a $6 million increase in employee costs and a $5 million increase in expense projects; and

•an increase of $2 million in selling, general and administrative expenses primarily due to costs associated with the ET-S Permian joint venture.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impact of the following:
•a decrease of $115 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) due to decreased transportation revenue, primarily from our Bakken Pipeline system, and optimization revenues from existing assets, partially offset by increases from assets contributed upon the formation of the ET-S Permian joint venture;
•an increase of $46 million in operating expenses primarily due to a $19 million increase from assets contributed upon the formation of the ET-S Permian joint venture, a $10 million increase in employee costs, a $7 million increase in right of way lease expenses and a $5 million increase in maintenance project costs; and
•an increase of $10 million in selling, general and administrative expenses primarily due to costs associated with the ET-S Permian joint venture.
Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$5,390	$6,173	$(783)	$10,569	$11,672	$(1,103)
Cost of products sold	4,821	5,609	(788)	9,347	10,624	(1,277)
Segment margin	569	564	5	1,222	1,048	174
Unrealized (gains) losses on commodity risk management activities	(7)	(6)	(1)	(8)	7	(15)
Operating expenses, excluding non-cash compensation expense	(162)	(149)	(13)	(320)	(254)	(66)
Selling, general and administrative expenses, excluding non-cash compensation expense	(47)	(132)	85	(83)	(164)	81
Adjusted EBITDA related to unconsolidated affiliates	51	3	48	101	6	95
Inventory valuation adjustments	40	32	8	(21)	(98)	77
Other	10	8	2	21	17	4
Segment Adjusted EBITDA	$454	$320	$134	$912	$562	$350
The investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $12 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the acquisition of NuStar, which was acquired in May 2024 and therefore is only reflected for two months in the prior period. This increase was partially offset by a decrease of $50 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024, as well as a $29 million decrease in fuel profit due to lower profit per gallon;
•an increase of $48 million in Adjusted EBITDA related to unconsolidated affiliates due to the formation of ET-S Permian; and
•a decrease of $85 million in selling, general and administrative expenses, excluding non-cash compensation expense, primarily related to one-time NuStar acquisition costs in 2024; partially offset by
•an increase of $13 million in operating expenses due to increased costs from the acquisition of NuStar, which was acquired in May 2024 and therefore is only reflected for two months in the prior period. This increase was partially offset by a decrease of $6 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024.

For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $236 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the acquisitions of NuStar and Zenith European terminals. NuStar was acquired in May 2024, and the prior period only reflected two months of results. This increase was partially offset by a decrease of $50 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024, as well as a $32 million decrease in fuel profit due to lower profit per gallon; and
•an increase of $95 million in Adjusted EBITDA related to unconsolidated affiliates due to the formation of ET-S Permian; and
•a decrease of $81 million in selling, general and administrative expenses, excluding non-cash compensation expense, related to one-time NuStar acquisition costs in 2024; partially offset by
•an increase of $66 million in operating expenses due to increased costs from the acquisition of NuStar, which was acquired in May 2024 and therefore is only reflected for two months in the prior period. This increase was partially offset by a decrease of $6 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024.
Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$250	$236	$14	$495	$465	$30
Cost of products sold	40	36	4	78	72	6
Segment margin	210	200	10	417	393	24
Operating expenses, excluding non-cash compensation expense	(47)	(43)	(4)	(90)	(82)	(8)
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(14)	—	(28)	(29)	1
Other	—	1	(1)	—	1	(1)
Segment Adjusted EBITDA	$149	$144	$5	$299	$283	$16
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $10 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services and higher market-based rates on newly deployed and redeployed compression units; partially offset by
•an increase of $4 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $24 million in segment margin primarily due to higher revenue-generating horsepower as a result of increased demand for compression services and higher market-based rates on newly deployed and redeployed compression units; partially offset by
•an increase of $8 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$936	$296	$640	$1,931	$762	$1,169
Cost of products sold	909	287	622	1,904	738	1,166
Segment margin	27	9	18	27	24	3
Unrealized (gains) losses on commodity risk management activities	(14)	(4)	(10)	6	19	(13)
Operating expenses, excluding non-cash compensation expense	—	(3)	3	(1)	(9)	8
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(8)	(5)	(26)	(20)	(6)
Adjusted EBITDA related to unconsolidated affiliates	2	1	1	2	2	—
Other and eliminations	(26)	17	(43)	(43)	41	(84)
Segment Adjusted EBITDA	$(24)	$12	$(36)	$(35)	$57	$(92)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impact of the following:
•a decrease of $48 million due to the intersegment elimination of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; partially offset by
•an increase of $9 million in our natural gas marketing business; and
•an increase of $4 million from our compressor packaging business.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impact of the following:
•a decrease of $95 million due to the intersegment elimination of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment;
•a decrease of $5 million from our natural resources business; and
•a decrease of $4 million in our natural gas marketing business; partially offset by
•an increase of $6 million from our compressor packaging business; and
•an increase of $6 million in lease income on recently acquired real estate.
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
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Cash provided by operating activities during 2025 was $5.68 billion compared to $6.04 billion for 2024, and net income was $3.18 billion for 2025 and $3.68 billion for 2024. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2025 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $297 million and other items totaling $2.66 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2025 and 2024 consisted primarily of depreciation, depletion and amortization of $2.75 billion and $2.47 billion, respectively, deferred income tax expense of $7 million and $55 million, respectively, favorable inventory valuation adjustments of $21 million and $98 million, respectively, and non-cash compensation expense of $70 million and $76 million, respectively. For 2025 and 2024, net income also included equity in earnings of unconsolidated affiliates of $197 million and $183 million, respectively, losses on extinguishments of debt of $19 million and $11 million, respectively, and impairment losses of $7 million and $50 million, respectively, as well as a $598 million gain on Sunoco LP’s sale of its West Texas assets in 2024.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $165 million in 2025 and $174 million in 2024.
Cash paid for interest, net of interest capitalized, was $1.56 billion and $1.40 billion for the six months ended June 30, 2025 and 2024, respectively. Interest capitalized was $55 million and $51 million for the six months ended June 30, 2025 and 2024, respectively.
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
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Cash used in investing activities during 2025 was $2.90 billion compared to $1.15 billion for 2024. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2025 were $2.86 billion compared to $1.56 billion for 2024. Additional detail related to our capital expenditures is provided in the table below.
In 2025, Sunoco LP paid $104 million in cash for acquisitions of fuel equipment, motor fuel inventory and supply agreements. In 2024, Sunoco LP paid $158 million in cash for the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy, net of $27 million in cash received from the NuStar acquisition. In 2024, we also paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and $219 million for other acquisitions. Additionally, in 2024, Sunoco LP received cash proceeds of $990 million from its sale of West Texas assets.
In 2025 and 2024, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $56 million and $78 million, respectively, and we paid cash contributions to unconsolidated affiliates of $4 million and $205 million, respectively.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the six months ended June 30, 2025:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$464	$35	$499
Interstate transportation and storage	54	71	125
Midstream	580	153	733
NGL and refined products transportation and services	694	54	748
Crude oil transportation and services	89	68	157
Investment in Sunoco LP	195	66	261
Investment in USAC	40	23	63
All other (including eliminations)	117	37	154
Total capital expenditures	$2,233	$507	$2,740
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.

Six months ended June 30, 2025 compared to six months ended June 30, 2024. Cash used in financing activities during 2025 was $2.85 billion compared to $4.40 billion for 2024. During 2025, we had a net increase in our debt level of $1.02 billion compared to a net increase of $2.60 billion for 2024. In 2025 and 2024, we paid debt issuance costs of $53 million and $142 million, respectively. In 2025, we paid $500 million in cash for the redemption of our Series F Preferred Units. In 2024, we paid $2.65 billion in cash for the redemption of our Series A, Series C, Series D and Series E Preferred Units and paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes and Sunoco LP paid $784 million in cash for the redemption of NuStar preferred units.
In 2025 and 2024, we paid distributions of $2.35 billion and $2.33 billion, respectively, to our partners. In 2025 and 2024, we paid distributions of $934 million and $917 million, respectively, to noncontrolling interests. In 2025 and 2024, we paid distributions of $34 million and $38 million, respectively, to our redeemable noncontrolling interests.
In 2025 and 2024, we received capital contributions of $5 million and $637 million, respectively, in cash from noncontrolling interests. In 2024, we received capital contributions of $2 million in cash from redeemable noncontrolling interests.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2025	December 31, 2024
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$47,270	$46,269
Five-Year Credit Facility(2)	2,472	2,759
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP senior notes, bonds and lease-related obligations(1)	7,628	7,304
USAC senior notes	1,750	1,750
Sunoco LP credit facility	206	203
USAC credit facility	771	772

Other long-term debt	7	11
Net unamortized premiums, discounts and fair value adjustments	58	77
Deferred debt issuance costs	(332)	(310)
Total debt	60,755	59,760
Less: current maturities of long-term debt	6	8
Long-term debt, less current maturities	$60,749	$59,752
(1)As of June 30, 2025, these balances included approximately $1.90 billion aggregate principal amount due on or before June 30, 2026, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
Recent Transactions
Energy Transfer Senior Notes Issuance and Redemptions
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
In May 2025, the Partnership redeemed its $1.00 billion aggregate principal amount of 2.90% senior notes due May 2025 using cash on hand and commercial paper borrowings.

Sunoco LP Senior Notes Issuance and Redemption
In March 2025, Sunoco LP issued $1.00 billion aggregate principal amount of 6.25% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. Sunoco LP used the net proceeds from the private offering to repay its $600 million aggregate principal amount of 5.75% senior notes due 2025 and to repay a portion of the outstanding borrowings under its revolving credit facility.
Sunoco LP GoZone Bonds Repurchase
NuStar Logistics L.P., a wholly owned subsidiary of Sunoco LP, has obligations which include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”). Previously outstanding $75 million principal amount of Series 2011 GoZone Bonds were repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed.
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
As of June 30, 2025, the Five-Year Credit Facility had $2.47 billion of outstanding borrowings, $1.65 billion of which consisted of commercial paper. The amount available for future borrowings was $2.51 billion after accounting for outstanding letters of credit in the amount of $22 million. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 4.92%.
Sunoco LP Credit Facilities
As of June 30, 2025, Sunoco LP’s revolving credit facility, which matures in June 2030, had $206 million of outstanding borrowings and $51 million in standby letters of credit outstanding. The unused availability on Sunoco LP’s credit facility as of June 30, 2025 was $1.24 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 6.42%.
USAC Credit Facility
As of June 30, 2025, USAC’s credit facility, which matures in December 2026, had $771 million of outstanding borrowings and $1 million outstanding letters of credit. As of June 30, 2025, USAC’s credit facility had $829 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $735 million was available to be drawn. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 6.98%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2025.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2024 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2024	February 7, 2025	February 19, 2025	$0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
June 30, 2025	August 8, 2025	August 19, 2025	0.3300

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (1)	Series F (1)	Series G (1)	Series H (1)	Series I (2)
December 31, 2024	February 1, 2025	February 15, 2025	$33.125	$—	$—	$—	$0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	33.750	35.625	32.500	0.2111
June 30, 2025	August 1, 2025	August 15, 2025	33.125	—	—	—	0.2111
(1)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
(2)For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units was paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025. For the period ended June 30, 2025, the cash distribution for the Series I Preferred Units will be paid on August 14, 2025 to unitholders of record as of the close of business on August 4, 2025.
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 19, 2025	$0.8865
March 31, 2025	May 20, 2025	0.8976
June 30, 2025	August 19, 2025	0.9088
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 7, 2025	$0.525
March 31, 2025	May 9, 2025	0.525
June 30, 2025	August 8, 2025	0.525
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 and in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025.. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

	June 30, 2025			December 31, 2024
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	(12,603)	$10	$6	6,630	$5	$3
Basis Swaps IFERC/NYMEX	(13,213)	(10)	3	3,490	(6)	3
Swing Swaps IFERC	(165,620)	(1)	3	(156,820)	(7)	1
Options – Calls	600	—	—	—	—	—
Power (Megawatt):
Forwards	103,840	1	—	6,040	1	—
Futures	165,933	(2)	3	(140,137)	1	1
Options – Puts	—	—	—	(17,600)	—	—
Options – Calls	(636,000)	—	1	—	—	—
Crude (MBbls):
Forwards/Swaps	(17,803)	15	4	(22,512)	(10)	39
NGL/Refined Products (MBbls):
Forwards/Swaps	(6,039)	49	39	(15,063)	(4)	58
Options – Puts	7	—	—	(9)	—	—
Options – Calls	—	—	—	(14)	—	—
Futures	(4,593)	8	27	(1,763)	(7)	13
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(41,873)	(1)	2	(47,170)	1	2
Fixed Swaps/Futures	(41,873)	10	16	(47,170)	(4)	15
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

Interest Rate Risk
As of June 30, 2025, we and our subsidiaries had $4.05 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $40 million annually.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 14, 2025 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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
On January 31, 2025, a release of refined products was discovered from the 14-inch Twin-Oaks to Newark Pipeline in Upper Makefield Township, Bucks County, Pennsylvania. The release allegedly impacted certain properties and water wells near the release location. On February 13, 2025, SPLP voluntarily entered into the Pennsylvania remediation program through a Notice of Intent to Remediate, which was revised on March 4, 2025. On March 6, 2025, the Pennsylvania Department of Environmental Protection issued an Administrative Order directing that SPLP conduct the remediation. On May 2, 2025, PHMSA entered a Consent Order, adopting an agreement SPLP entered into with PHMSA on April 30, 2025. Finally, on April 9, 2025, SPLP was advised that the Bucks County District Attorney’s Office has referred the matter to the Pennsylvania Attorney General’s Office, Environmental Crimes Unit. The Attorney General’s Office has accepted the referral and opened an investigation. Potential charges, penalties or damages are not known at this time.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas L.L.C. and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of Transwestern. The parties have completed discovery. The State is seeking damages in the range of $50 million to $60 million plus the attorneys’ fees from Transwestern. Motions for summary judgment were filed in May 2025. Trial has been tentatively set to commence in October 2025.
In January 2019, we received notice from the U.S. Department of Justice (“USDOJ”) on behalf of the U.S. Environmental Protection Agency (“USEPA”) that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid Valley Pipeline operated by SPLP and owned by Mid Valley Pipeline Company LLC (“Mid Valley”). The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. In December 2019, SPLP reached an agreement in principle with the USEPA regarding payment of a civil penalty. In September 2024, after a public comment period, the U.S. District Court for the Southern District of Ohio (Western Division) entered a Consent Decree whereby SPLP and Mid Valley fully resolved both the civil penalty and alleged natural resource damages (NRD) which had been brought jointly by the USDOJ, on behalf of trustees of the U.S., and the Ohio Attorney General, on behalf of the trustees of the State of Ohio. Total payments of approximately $3 million were made in satisfaction of the civil penalty and natural resource damages plus interest during November 2024 through February 2025. On May 8, 2025, the District Court terminated the Consent Decree. Operation and maintenance activities associated with the restoration are expected to continue for several years.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 and in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025.

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 7, 2025	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer