Form 10-Q
period 2025-09-30
Energy Transfer LP
filed 2025-11-06
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At October 31, 2025, the registrant had 3,433,386,854 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Energy Transfer and Sunoco LP, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IFERC	Inside FERC’s Gas Market Report
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Energy Transfer and Sunoco LP, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NuStar	NuStar Energy L.P.
NYMEX	New York Mercantile Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line and/or Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Parkland	Parkland Corporation
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header, LLC
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,574	$312
Accounts receivable, net	9,886	10,191
Accounts receivable from related companies	148	87
Inventories	3,269	3,070
Income taxes receivable	6	56
Derivative assets	20	9
Other current assets	539	477
Total current assets	17,442	14,202

Property, plant and equipment	133,835	129,242
Accumulated depreciation and depletion	(37,806)	(34,030)
Property, plant and equipment, net	96,029	95,212

Investments in unconsolidated affiliates	3,269	3,266
Lease right-of-use assets, net	880	809
Other non-current assets, net	2,148	2,017
Intangible assets, net	5,660	5,971
Goodwill	3,903	3,903
Total assets	$129,331	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)
(unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,299	$8,306
Accounts payable to related companies	37	19
Derivative liabilities	15	15
Operating lease current liabilities	67	67
Accrued and other current liabilities	4,984	4,241
Current maturities of long-term debt	8	8
Total current liabilities	12,410	12,656

Long-term debt, less current maturities	63,096	59,752
Non-current operating lease liabilities	803	730
Deferred income taxes	4,263	4,190
Other non-current liabilities	1,615	1,618

Commitments and contingencies
Redeemable noncontrolling interests	1,800	417

Equity:
Limited Partners:
Preferred Unitholders	3,388	3,852
Common Unitholders	31,223	31,195
General Partner	(2)	(2)
Accumulated other comprehensive income	68	73
Total partners’ capital	34,677	35,118
Noncontrolling interests	10,667	10,899
Total equity	45,344	46,017
Total liabilities and equity	$129,331	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Refined product sales	$5,849	$5,566	$15,987	$17,066
Crude sales	5,296	6,476	15,769	19,872
NGL sales	4,285	4,707	14,427	14,336
Gathering, transportation and other fees	3,126	3,105	9,211	9,031
Natural gas sales	1,015	505	3,654	1,820
Other	383	413	1,168	1,005
Total revenues	19,954	20,772	60,216	63,130
COSTS AND EXPENSES:
Cost of products sold	14,562	15,612	44,079	47,818
Operating expenses	1,532	1,358	4,174	3,723
Depreciation, depletion and amortization	1,440	1,324	4,191	3,791
Selling, general and administrative	268	297	813	889
Impairment losses	1	—	8	50
Total costs and expenses	17,803	18,591	53,265	56,271
OPERATING INCOME	2,151	2,181	6,951	6,859
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(890)	(828)	(2,564)	(2,318)
Equity in earnings of unconsolidated affiliates	116	102	313	285
Losses on extinguishments of debt	(12)	—	(31)	(11)
Gain (loss) on interest rate derivative	—	(6)	—	6
Gain on sale of Sunoco LP West Texas assets	—	—	—	598
Other, net	14	74	8	104
INCOME BEFORE INCOME TAX EXPENSE	1,379	1,523	4,677	5,523
Income tax expense	87	89	207	405
NET INCOME	1,292	1,434	4,470	5,118
Less: Net income attributable to noncontrolling interests	259	238	918	1,337
Less: Net income attributable to redeemable noncontrolling interests	14	13	47	44
NET INCOME ATTRIBUTABLE TO PARTNERS	1,019	1,183	3,505	3,737
General Partner’s interest in net income	1	1	3	3
Preferred Unitholders’ interest in net income	59	67	189	294
Loss on redemption of preferred units	—	—	8	54
Common Unitholders’ interest in net income	$959	$1,115	$3,305	$3,386
NET INCOME PER COMMON UNIT:
Basic	$0.28	$0.33	$0.96	$1.00
Diluted	$0.28	$0.32	$0.96	$0.99
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,292	$1,434	$4,470	$5,118
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	5	4	7	7
Actuarial gain (loss) related to pension and other postretirement benefit plans	1	—	(5)	8
Foreign currency translation adjustments	(2)	(5)	3	(6)
Change in other comprehensive income from unconsolidated affiliates	(1)	(5)	(4)	(3)
	3	(6)	1	6
Comprehensive income	1,295	1,428	4,471	5,124
Less: Comprehensive income attributable to noncontrolling interests	259	238	918	1,337
Less: Comprehensive income attributable to redeemable noncontrolling interests	14	13	47	44
Comprehensive income attributable to partners	$1,022	$1,177	$3,506	$3,743
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2024	$31,195	$3,852	$(2)	$73	$10,899	$46,017
Distributions to partners	(1,105)	(27)	(1)	—	—	(1,133)
Distributions to noncontrolling interests	—	—	—	—	(455)	(455)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	19	—	—	(6)	14	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,255	67	1	—	384	1,707
Balance, March 31, 2025	31,364	3,892	(2)	64	10,844	46,162
Distributions to partners	(1,113)	(107)	(1)	—	—	(1,221)
Distributions to noncontrolling interests	—	—	—	—	(479)	(479)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	1	—	1
Redemption of Series F Preferred Units	—	(500)	—	—	—	(500)
Conversion of USAC preferred to USAC common units	—	—	—	—	93	93
Other, net	10	8	—	—	19	37
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,099	63	1	—	275	1,438
Balance, June 30, 2025	31,360	3,356	(2)	65	10,755	45,534
Distributions to partners	(1,122)	(27)	(1)	—	—	(1,150)
Distributions to noncontrolling interests	—	—	—	—	(376)	(376)
Capital contributions from noncontrolling interests	—	—	—	—	22	22
Other comprehensive income, net of tax	—	—	—	3	—	3
Other, net	26	—	—	—	7	33
Net income, excluding amounts attributable to redeemable noncontrolling interests	959	59	1	—	259	1,278
Balance, September 30, 2025	$31,223	$3,388	$(2)	$68	$10,667	$45,344
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

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$4,470	$5,118
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,191	3,791
Deferred income tax expense	68	165
Inventory valuation adjustments	(31)	99
Non-cash compensation expense	110	113
Impairment losses	8	50
Other non-cash	3	39
Equity in earnings of unconsolidated affiliates	(313)	(285)
Gain on sale of Sunoco LP West Texas assets	—	(598)
Losses on extinguishments of debt	31	11
Distributions from unconsolidated affiliates	236	263
Distributions on unvested awards	(39)	(40)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(483)	190
Net cash provided by operating activities	8,251	8,916
INVESTING ACTIVITIES:
Cash paid for WTG Midstream acquisition, net of cash received	—	(2,174)
Cash paid by Sunoco LP for acquisitions, net of cash received	(189)	(182)
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	—	(84)
Cash paid for other acquisitions, net of cash received	(176)	(219)
Capital expenditures, excluding allowance for equity funds used during construction	(4,180)	(2,692)
Contributions in aid of construction costs	27	57
Contributions to unconsolidated affiliates	(5)	(205)
Distributions from unconsolidated affiliates in excess of cumulative earnings	77	60
Proceeds from sale of Sunoco LP West Texas assets	—	990
Other, net	19	14
Net cash used in investing activities	(4,427)	(4,435)
FINANCING ACTIVITIES:
Proceeds from borrowings	26,875	26,583
Repayments of debt	(23,467)	(22,345)
USAC investments in government securities in connection with the legal defeasance of senior notes	—	(749)
Sunoco LP Series A preferred units issuance	1,473	—
Redemption of Energy Transfer preferred units	(500)	(2,645)
Sunoco LP redemption of NuStar preferred units	—	(784)
Redemption of Crestwood Niobrara LLC preferred units	—	(37)
Capital contributions from noncontrolling interests	27	637
Capital contributions from redeemable noncontrolling interests	—	2
Distributions to partners	(3,504)	(3,433)
Distributions to noncontrolling interests	(1,310)	(1,379)
Distributions to redeemable noncontrolling interests	(45)	(51)
Debt issuance costs	(111)	(142)
Net cash used in financing activities	(562)	(4,343)
Increase in cash and cash equivalents	3,262	138
Cash and cash equivalents, beginning of period	312	161
Cash and cash equivalents, end of period	$3,574	$299
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We expect to include additional disclosures beginning with the annual financial statements for the period ending December 31, 2025, to comply with the requirements of ASU 2023-09.

2.ACQUISITIONS
Parkland Acquisition by Sunoco LP
On October 31, 2025, Sunoco LP completed the previously announced acquisition of Parkland whereby Sunoco LP acquired all the outstanding shares of Parkland, in exchange for SunocoCorp LLC (“SunocoCorp”) units that were contributed by SunocoCorp to Sunoco LP at the close of the acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close.
Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
Sunoco LP has engaged a third-party specialist to assist in the initial purchase price allocation in accordance with FASB ASC Topic 805; however, as of the date of this Form 10-Q filing, the initial accounting for this business combination is incomplete due to the timing of the close of the acquisition and the complexity of the acquired business.
As part of the transaction, Sunoco LP repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland acquisition, Sunoco LP deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp remains a consolidated subsidiary of Energy Transfer. SunocoCorp's common units began trading on the New York Stock Exchange effective November 6, 2025. Subsequent to the Parkland acquisition, SunocoCorp holds limited partnership units of Sunoco LP that are generally economically equivalent to Sunoco LP’s publicly traded common units on the basis of one Sunoco LP common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco LP will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco LP unitholders.
TanQuid Acquisition by Sunoco LP
In March 2025, Sunoco LP entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $587 million as of September 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and Sunoco LP will fund it using cash on hand and amounts available under its revolving credit facility.
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
In the third quarter of 2025, Sunoco LP acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
In the third quarter of 2025, Energy Transfer completed the acquisition of two terminal facilities for total cash consideration of approximately $176 million.
These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to property, plant and equipment, other non-current assets, net and inventories.

3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2025 or December 31, 2024.
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
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2025	2024
Accounts receivable	$305	$(415)
Accounts receivable from related companies	(61)	(44)
Inventories	(200)	(177)
Other current assets	(11)	82
Other non-current assets, net	(27)	(99)
Accounts payable	(1,016)	224
Accounts payable to related companies	32	1
Accrued and other current liabilities	510	711
Other non-current liabilities	(4)	(128)
Derivative assets and liabilities, net	(11)	35
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$(483)	$190
Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2025	2024
Accrued capital expenditures	$914	$585
Lease assets obtained in exchange for new lease liabilities	99	3
Distribution reinvestment	33	66
USAC exercise and conversion of preferred units into common units	93	301
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	—	749
Legal defeasance of USAC senior notes due 2026	—	725
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions	18	2,850
4.INVENTORIES
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Natural gas, NGLs and refined products	$2,422	$1,989
Crude oil	105	400
Spare parts and other	742	681
Total inventories	$3,269	$3,070

Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method, except as described below.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the LIFO method. As of September 30, 2025 and December 31, 2024, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $285 million and $316 million, respectively. For the three and nine months ended September 30, 2025 and 2024, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three and nine months ended September 30, 2025, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $10 million and $31 million, respectively, which increased net income. For the three and nine months ended September 30, 2024, the Partnership’s cost of sales included unfavorable inventory valuation adjustments of $197 million and $99 million, respectively, which decreased net income.
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

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2025
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$12	$12	$—	$—
Swing Swaps IFERC	4	4	—	—
Fixed Swaps/Futures	46	46	—	—
Power:
Forwards	42	—	42	—
Futures	29	29	—	—
Options – Calls	1	1	—	—
NGLs – Forwards/Swaps	215	195	20	—
Refined Products – Futures	8	8	—	—
Crude – Forwards/Swaps	27	22	5	—
Total commodity derivatives	384	317	67	—
Other non-current assets	215	215	—	—
Total assets	$599	$532	$67	$—
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(20)	$(20)	$—	$—
Swing Swaps IFERC	(3)	(3)	—	—
Fixed Swaps/Futures	(4)	(4)	—	—
Power:
Forwards	(41)	—	(41)	—
Futures	(29)	(29)	—	—
Options – Calls	(1)	(1)	—	—
NGLs – Forwards/Swaps	(159)	(154)	(5)	—
Refined Products – Futures	(18)	(18)	—	—
Crude – Forwards/Swaps	(30)	(25)	(5)	—
Total commodity derivatives	(305)	(254)	(51)	—
Total liabilities	$(305)	$(254)	$(51)	$—

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$6	$6	$—	$—
Swing Swaps IFERC	4	4	—	—
Fixed Swaps/Futures	10	10	—	—
Power:
Forwards	39	39	—	—
Futures	10	10	—	—
NGLs – Forwards/Swaps	166	166	—	—
Refined Products – Futures	3	3	—	—
Crude – Forwards/Swaps	25	25	—	—
Total commodity derivatives	263	263	—	—
Other non-current assets	212	212	—	—
Total assets	$475	$475	$—	$—
Liabilities:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$(11)	$(11)	$—	$—
Swing Swaps IFERC	(11)	(11)	—	—
Fixed Swaps/Futures	(9)	(9)	—	—
Power:
Forwards	(38)	(38)	—	—
Futures	(10)	(10)	—	—
NGLs – Forwards/Swaps	(170)	(170)	—	—
Refined Products – Futures	(9)	(9)	—	—
Crude – Forwards/Swaps	(35)	(35)	—	—
Total commodity derivatives	(293)	(293)	—	—
Total liabilities	$(293)	$(293)	$—	$—
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2025 were $63.55 billion and $63.10 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our consolidated debt obligations were $59.01 billion and $59.76 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,292	$1,434	$4,470	$5,118
Less: Net income attributable to noncontrolling interests	259	238	918	1,337
Less: Net income attributable to redeemable noncontrolling interests	14	13	47	44
Net income, net of noncontrolling interests	1,019	1,183	3,505	3,737
Less: General Partner’s interest in net income	1	1	3	3
Less: Preferred Unitholders’ interest in net income	59	67	189	294
Less: Loss on redemption of preferred units	—	—	8	54
Common Unitholders’ interest in net income	$959	$1,115	$3,305	$3,386
Basic Income per Common Unit:
Weighted average common units	3,433.0	3,415.2	3,432.2	3,384.9
Basic income per common unit	$0.28	$0.33	$0.96	$1.00
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$959	$1,115	$3,305	$3,386
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—	—	1
Diluted income attributable to Common Unitholders	$959	$1,115	$3,305	$3,385
Weighted average common units	3,433.0	3,415.2	3,432.2	3,384.9
Dilutive effect of unvested restricted unit awards (1)	23.1	26.0	23.9	25.8
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,456.1	3,441.2	3,456.1	3,410.7
Diluted income per common unit	$0.28	$0.32	$0.96	$0.99
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Recent Transactions
Energy Transfer Notes Issuances and Redemptions
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
In August 2025, the Partnership issued $1.20 billion aggregate principal amount of its Series 2025A junior subordinated notes due 2056 and $800 million aggregate principal amount of its Series 2025B junior subordinated notes due 2056. The Partnership used the net proceeds to repay borrowings under its Five-Year Credit Facility and for general partnership purposes.

In September 2025, the Partnership redeemed its $400 million aggregate principal amount of 5.95% senior notes due December 2025 using cash on hand and commercial paper borrowings.
Sunoco LP Senior Notes Issuances and Redemption
In March 2025, Sunoco LP issued $1.00 billion aggregate principal amount of 6.25% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. Sunoco LP used the net proceeds from the private offering to repay its $600 million aggregate principal amount of 5.75% senior notes due 2025 and to repay a portion of the outstanding borrowings under Sunoco LP’s revolving credit facility.
In September 2025, Sunoco LP issued $1.00 billion aggregate principal amount of 5.625% senior notes due 2031 and $900 million aggregate principal amount of 5.875% senior notes due 2034 in a private offering. These notes will mature on March 15, 2031 and March 15, 2034, respectively, and interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. Sunoco LP used the net proceeds from this private offering (i) on the closing date of the Parkland acquisition to fund a portion of the cash consideration for the Parkland acquisition and related transaction costs, with the remaining proceeds used for general corporate purposes, and (ii) prior to the closing date of the Parkland acquisition, to temporarily reduce the borrowings outstanding under its revolving credit facility and to pay interest and fees in connection therewith.
The 5.625% senior notes due 2031 and 5.875% senior notes due 2034 were originally subject to a special mandatory redemption requirement, which was eliminated upon closing of the Parkland acquisition.
Sunoco LP - Parkland Senior Note Exchange
In October 2025, in connection with Sunoco LP’s Parkland acquisition, Sunoco LP commenced a private offering to exchange C$1.60 billion Canadian dollar denominated notes (collectively, the “PKI CAD Notes”) and $2.60 billion U.S. dollar denominated notes (collectively, the “PKI USD Notes”). The exchange offer closed on November 4, 2025, with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
Sunoco LP GoZone Bonds Remarketing
NuStar Logistics L.P., a wholly owned subsidiary of Sunoco LP, has obligations which include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”). Sunoco LP recently completed the remarketing of $75 million principal amount of Series 2011 GoZone Bonds, which were previously repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed at that time. The remarketed bonds were issued on October 1, 2025 and have a 3.70% interest rate, a mandatory purchase date of June 1, 2030, and a maturity of August 1, 2041.
USAC Senior Notes Issuance and Redemption
In September 2025, USAC issued $750 million aggregate principal amount of 6.250% senior notes due 2033. USAC used the net proceeds from this issuance, together with borrowings under USAC’s credit facility, to redeem its $750 million aggregate principal amount of 6.875% senior notes due 2027 in October 2025.
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
As of September 30, 2025, the Five-Year Credit Facility had $1.54 billion of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $3.44 billion after accounting for outstanding letters of credit in the amount of $21 million. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 4.33%.

Sunoco LP Credit Facilities
Sunoco LP’s revolving credit facility, which previously was $1.50 billion and increased to approximately $2.46 billion upon the closing of the Parkland acquisition, matures on June 17, 2030, which date may be extended in accordance with the terms of Sunoco LP’s revolving credit facility. Sunoco LP’s revolving credit facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of September 30, 2025, Sunoco LP’s revolving credit facility had no outstanding borrowings and $47 million in standby letters of credit outstanding. The unused availability on Sunoco LP’s revolving credit facility as of September 30, 2025 was $1.45 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 6.42%.
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2025, this facility had no outstanding borrowings.
USAC Credit Facility
USAC’s credit facility, as amended and restated on August 27, 2025, matures on August 27, 2030, except that (1) if more than $50 million principal amount of USAC’s existing 6.875% senior notes due 2027 are outstanding on June 2, 2027, its credit facility will mature on June 2, 2027 and (2) if more than $50 million principal amount of USAC’s existing 7.125% senior notes due 2029 are outstanding on December 14, 2028, its credit facility will mature on December 14, 2028. As of September 30, 2025, USAC’s credit facility had $55 million of outstanding borrowings and $1 million outstanding letters of credit. As of September 30, 2025, USAC’s credit facility had $1.69 billion of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $1.02 billion was available to be drawn. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 7.35%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2025. For the quarter ended September 30, 2025, the Partnership’s leverage ratio, as calculated pursuant to the covenant related to its Five-Year Credit Facility, was 3.24x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets.
Redeemable noncontrolling interests consisted of the following:

	September 30, 2025	December 31, 2024
Crestwood Niobrara LLC preferred units	$225	$225
USAC Series A preferred units	73	169
Sunoco LP Series A preferred units	1,477	—
Other (1)	25	23
Total redeemable noncontrolling interests	$1,800	$417
(1)     Relates to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
Sunoco LP Series A Preferred Units
In September 2025, Sunoco LP closed a private offering of 1.5 million of its 7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units (the “Sunoco LP Series A Preferred Units”) at an offering price of $1,000 per unit. Sunoco LP received net proceeds of approximately $1.47 billion from the sale of the Sunoco LP Series A Preferred Units after deducting the initial purchasers' discount and other estimated offering expenses. Sunoco LP used the net proceeds from this private offering (i) on the closing date of the Parkland acquisition, to fund a portion of the cash consideration for the Parkland acquisition, and (ii) prior to the closing date of the Parkland acquisition, to temporarily reduce the borrowings outstanding under Sunoco LP’s revolving credit facility and to pay interest and fees in connection therewith.

Distributions on the Sunoco LP Series A Preferred Units will be cumulative from the date of original issuance and will be payable semi-annually in arrears commencing on March 18, 2026, when, as, and if declared by Sunoco LP’s general partner out of legally available funds for such purpose. An initial distribution on the Sunoco LP Series A Preferred Units will be paid on March 18, 2026 in an amount equal to approximately $39.38 per Sunoco LP Series A Preferred Unit.
The Sunoco LP Series A Preferred Units were originally subject to a special mandatory redemption, which was eliminated upon closing of the Parkland acquisition. Prior to the closing, the special mandatory redemption was contingent on conditions that were not entirely within the control of the Partnership; therefore, the Series A Preferred Units were reflected as redeemable noncontrolling interest on the Partnership’s consolidated balance sheet as of September 30, 2025.
Subsequent to the closing of the Parkland acquisition, the Sunoco LP Series A Preferred Units will be reflected as noncontrolling interest within equity on the Partnership's consolidated balance sheet.
USAC Preferred Unit Conversion
On June 3, 2025, the holders of USAC preferred units elected to convert 100,000 preferred units into 4,997,126 common units.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the nine months ended September 30, 2025 were as follows:

Number of Units
Number of common units at December 31, 2024	3,431.0
Common units issued under the distribution reinvestment plan	1.8
Common units vested under equity incentive plans and other	0.6
Number of common units at September 30, 2025	3,433.4
Energy Transfer Repurchase Program
During the nine months ended September 30, 2025, Energy Transfer did not repurchase any of its common units under its current buyback program. As of September 30, 2025, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the nine months ended September 30, 2025, distributions of $33 million were reinvested under the distribution reinvestment program. As of September 30, 2025, a total of 37.1 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2024 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2024	February 7, 2025	February 19, 2025	$0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
June 30, 2025	August 8, 2025	August 19, 2025	0.3300
September 30, 2025	November 7, 2025	November 19, 2025	0.3325
Energy Transfer Preferred Units
As of September 30, 2025 and December 31, 2024, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. As of December 31, 2024, Energy Transfer’s outstanding preferred units also included 500,000 Series F Preferred

Units, which were redeemed in May 2025. Energy Transfer’s Series A Preferred Units, Series C Preferred Units and Series E Preferred Units were previously redeemed as indicated in the tables below.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series B	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2024	$556	$496	$1,488	$893	$419	$3,852
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	8	26	15	9	67
Balance, March 31, 2025	547	504	1,514	908	419	3,892
Distributions to partners	—	(16)	(53)	(29)	(9)	(107)
Redemption of preferred units	—	(500)	—	—	—	(500)
Other, net	—	8	—	—	—	8
Net income	9	4	27	14	9	63
Balance, June 30, 2025	556	—	1,488	893	419	3,356
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	—	27	15	8	59
Balance, September 30, 2025	$547	$—	$1,515	$908	$418	$3,388

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2023	$948	$556	$438	$435	$786	$496	$1,488	$893	$419	$6,459
Distributions to partners	(24)	(18)	(11)	(11)	(15)	—	—	—	(9)	(88)
Redemption of preferred units	—	—	(450)	(445)	—	—	—	—	—	(895)
Other, net	—	—	11	10	—	—	—	—	—	21
Net income	23	9	12	11	15	8	27	15	9	129
Balance, March 31, 2024	947	547	—	—	786	504	1,515	908	419	5,626
Distributions to partners	(32)	—	—	—	(15)	(17)	(53)	(29)	(9)	(155)
Redemption of preferred units	(950)	—	—	—	(800)	—	—	—	—	(1,750)
Other, net	13	—	—	—	20	—	—	—	—	33
Net income	22	9	—	—	9	9	26	14	9	98
Balance, June 30, 2024	—	556	—	—	—	496	1,488	893	419	3,852
Distributions to partners	—	(18)	—	—	—	—	—	—	(9)	(27)
Net income	—	9	—	—	—	8	26	15	9	67
Balance, September 30, 2024	$—	$547	$—	$—	$—	$504	$1,514	$908	$419	$3,892
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date (1)	Payment Date (1)	Series B (2)	Series F	Series G (2)	Series H (2)	Series I (1)
December 31, 2024	February 3, 2025	February 17, 2025	$33.125	$—	$—	$—	$0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	33.750	35.625	32.500	0.2111
June 30, 2025	August 1, 2025	August 15, 2025	33.125	—	—	—	0.2111
September 30, 2025	November 4, 2025	November 14, 2025	—	—	35.625	32.500	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units was paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025. For the period ended June 30, 2025, the cash distribution for the Series I Preferred Units was paid on August 14, 2025 to unitholders of record as of the close of business on August 4, 2025. For the period ended September 30, 2025, the cash distribution for the Series I Preferred Units will be paid on November 14, 2025 to unitholders of record as of the close of business on November 4, 2025.
(2)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 19, 2025	$0.8865
March 31, 2025	May 20, 2025	0.8976
June 30, 2025	August 19, 2025	0.9088
September 30, 2025	November 19, 2025	0.9202
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 7, 2025	$0.525
March 31, 2025	May 9, 2025	0.525
June 30, 2025	August 8, 2025	0.525
September 30, 2025	November 7, 2025	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2025	December 31, 2024
Available-for-sale securities	$27	$20
Foreign currency translation adjustment	(9)	(6)
Actuarial gains related to pensions and other postretirement benefits	40	45
Investments in unconsolidated affiliates, net	10	14
Total AOCI included in partners’ capital, net of tax	$68	$73
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle were just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”), and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25, 2023 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule with Panhandle’s initial brief being due on November 10, 2025.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ROW expense	$27	$23	$62	$50
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
As of September 30, 2025 and December 31, 2024, accruals of approximately $313 million and $281 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $42 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia (“D.C. District Court”) challenging permits issued by the U.S. Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the D.C. District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the D.C. District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the D.C. Circuit which granted an administrative stay of the D.C. District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the D.C. Circuit (1) granted a stay of the portion of the D.C. District Court order that required Dakota Access to shut the pipeline down and empty it of oil, (2) denied a motion to stay the March 25 order pending a decision on the merits by the D.C. Circuit as to whether the USACE would be required to prepare an EIS and (3) denied a motion to stay the D.C. District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the D.C. Circuit expected the USACE to clarify its position with respect to whether the USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the D.C. District Court may consider additional relief, if necessary.
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
As of September 30, 2025, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
Rover – State of Ohio
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants seeking to recover approximately $3 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Ohio’s Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver.
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
On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024. Energy Transfer and Rover filed a responsive brief on February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio sought permission to appeal this decision from the Ohio Supreme Court. Energy Transfer and Rover have opposed such permission. On January 28, 2025, the Ohio Supreme Court declined to hear the State’s appeal. On April 25, 2025, the State of Ohio filed a Petition for Writ of Certiorari with the U.S. Supreme Court. Rover filed a Brief in Opposition on June 30, 2025. The State of Ohio filed a reply brief on July 11, 2025. On October 6, 2025, the U.S. Supreme Court denied the State of Ohio’s Petition for Writ of Certiorari, concluding this matter.

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
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall S. McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019. On January 19, 2024, the defendants filed a motion for summary judgment on all of the claims asserted in ACERS’ amended complaint, and ACERS filed a motion for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on July 15, 2024. On August 8, 2024, the court ruled on the parties’ cross motions for summary judgment. The court granted defendants’ motion in part, entering judgment for defendants on loss causation for two categories of challenged statements, thereby significantly reducing the class period and potential damages. The court also granted plaintiffs’ motion for partial summary judgment in part, entering judgment for plaintiffs on the elements of falsity and the scienter of certain individuals as to four of the challenged statements. The parties settled in principle on April 23, 2025. On July 9, 2025, the court entered an Order Preliminarily Approving Settlement and Authorizing Dissemination of Notice of Settlement. The final settlement hearing was held on October 7, 2025.
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

Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, 2022, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022 deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which Respondents have completed as of January 17, 2024. The matter remains stayed until the DPU sets a new procedural schedule..
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
On December 17, 2024, the First Court of Appeals in Houston issued its opinion, in which it reversed the trial court judgment in part and affirmed it in part. The appellate court reversed the awards to Linde of $18 million in interest and $5 million for fees and other costs. This reversal reduces the judgment amount by approximately $22 million. The appellate court affirmed the damages award to Linde of $21 million. The appellate court remanded the case to the trial court to recompute the prejudgment interest award. Linde filed its petition for review in the Texas Supreme Court on March 17, 2025; Crestwood filed its cross petition on April 30, 2025. In July 2025, the Texas Supreme Court requested responses to the petitions for review from both Linde and Crestwood. On September 26, 2025, the parties resolved and executed a settlement agreement, concluding this matter.

Twin Oaks Pipeline Litigation
On March 27, 2025, Daniel and Katherine La Hart (“Plaintiffs”) filed a Class Action Complaint against SPLP, Energy Transfer, and Energy Transfer R&M (collectively, “Defendants”) in the Court of Common Pleas of Philadelphia County, captioned Daniel La Hart and Katherine La Hart v. Sunoco Pipeline L.P., Energy Transfer, and Energy Transfer R&M; Case No. 250303655. The action is related to the release of jet fuel (the “Release”) from the 14” Twin-Oaks to Newark Pipeline (the “Pipeline”) in Upper Makefield Township, Bucks County, Pennsylvania. The putative class was defined in the complaint as all “Pennsylvania citizens who owned, rented, and/or resided” in properties “within a one-mile radius” of the location of the Release from “September 1, 2023, to the present.” Excluded from the class definition are homeowners of six properties which are among those properties which have brought individual actions related to the Release. Plaintiffs asserted causes of action for negligence, gross negligence, negligence per se, strict liability/abnormally dangerous/ultrahazardous activity, public nuisance, private nuisance, trespass, negligent infliction of emotional distress and medical monitoring. Plaintiffs sought compensatory damages, punitive damages, declaratory and injunctive relief, and medical monitoring for their alleged exposure to petroleum constituents at their properties and in groundwater.
Defendants removed the case to the U.S. District Court for the Eastern District of Pennsylvania (the “E.D. Pa.”) on April 24, 2025 and filed a motion to dismiss on May 14, 2025. On May 27, 2025, Plaintiffs moved to remand. On June 4, 2025, Plaintiffs amended their complaint (the “Amended Complaint”), consolidating their negligence, negligence per se and gross negligence claims into a single cause of action. On June 13, 2025, the E.D. Pa. granted Plaintiffs’ motion to remand the case to the Court of Common Pleas of Philadelphia County. Defendants have appealed the remand decision.
On June 25, 2025, Defendants filed their preliminary objections to Plaintiffs’ Amended Complaint which included an objection based on improper venue, and on June 27, 2025, Defendants filed a Motion to Transfer the case to the Court of Common Pleas of Bucks County, Pennsylvania on the grounds of forum non conveniens. On July 9, 2025, Plaintiffs filed a Motion for Preliminary Injunction, seeking inter alia, to enjoin the operation of the Pipeline; which Defendants opposed on July 21, 2025. In connection with the venue issues raised by these filings, the Court of Common Pleas has ordered certain discovery, followed by amended pleadings and/or supplemental briefing. Court conferences in the La Hart putative class action as well as individual actions are set for November 20, 2025. Defendants intend to vigorously defend these claims.
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
On March 17, 2025, all defendants (including ETCM) jointly filed a motion to dismiss and brief in support. In the joint motion to dismiss, defendants asserted that FERC’s exclusive jurisdiction preempts all the Attorney General’s state-law claims and, alternatively, that the petition does not state a claim under Oklahoma antitrust law. Further, the motion argues that the Oklahoma Consumer Protection Act claims are time-barred and inconsistent with the statute, and that the unjust enrichment claims are barred by Oklahoma law. Finally, the motion alleges that the Attorney General’s unjust enrichment claims fail as a matter of law because defendants sold natural gas pursuant to valid contracts and the individual consumers were not direct purchasers of natural gas from defendants. On August 19, 2025, the court denied the motion without holding oral argument. The case will now proceed into the discovery phase.
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
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $30 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, USAC has accrued $3 million, which USAC believes is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. However, USAC’s final imputed underpayment, if any, has not been determined. Once determined, USAC’s general partner may either elect to pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, of USAC with respect to an audited and adjusted return.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2025, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2025	December 31, 2024
Current	$59	$51
Non-current	212	227
Total environmental liabilities	$271	$278
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
During the nine months ended September 30, 2025 and 2024, the Partnership recorded $26 million and $7 million, respectively, of expenditures related to environmental cleanup programs.
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
The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2024	$759
Additions	838
Revenue recognized	(954)
Balance, September 30, 2025	$643

Balance, December 31, 2023	$749
Additions	902
Revenue recognized	(932)
Balance, September 30, 2024	$719

The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	September 30, 2025	December 31, 2024
Contract assets	$344	$288
Accounts receivable from contracts with customers	1,246	1,084
Contract liabilities	37	39
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
As of September 30, 2025, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $34.22 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2025
	(remainder)	2026	2027	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2025	$2,035	$7,409	$5,976	$18,804	$34,224
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
The following table details our outstanding commodity-related derivatives:

	September 30, 2025		December 31, 2024
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	(21,270)	2025-2027	6,630	2025-2026
Basis Swaps IFERC/NYMEX	63,445	2025-2028	3,490	2025-2027
Swing Swaps	(142,195)	2025-2027	(156,820)	2025-2027
Power (Megawatt):
Forwards	50,800	2025-2029	6,040	2025-2029
Futures	62,209	2025-2027	(140,137)	2025-2026
Options – Puts	30,400	2025-2026	(17,600)	2025
Options – Calls	(500,000)	2025-2026	—	—
Crude (MBbls):
Forwards/Swaps	(20,494)	2025-2027	(22,512)	2025-2026
NGL/Refined Products (MBbls):
Forward/Swaps	(20,129)	2025-2028	(15,063)	2025-2027
Options – Puts	6	2025-2026	(9)	2025-2026
Options – Calls	(1)	2025-2026	(14)	2025-2026
Futures	(5,442)	2025-2026	(1,763)	2025-2026
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(47,840)	2025-2026	(47,170)	2025
Fixed Swaps/Futures	(47,840)	2025-2026	(47,170)	2025
Hedged Item – Inventory	47,840	2025-2026	44,170	2025
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$40	$3	$(17)	$(7)
	40	3	(17)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	271	209	(220)	(229)
Commodity derivatives	73	51	(68)	(57)
	344	260	(288)	(286)
Total derivatives	$384	$263	$(305)	$(293)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	$73	$51	$(68)	$(57)
Broker cleared derivative contracts	Other current assets (liabilities)	311	212	(237)	(236)
Total gross derivatives		384	263	(305)	(293)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(53)	(42)	53	42
Counterparty netting	Other current assets (liabilities)	(233)	(204)	233	204
Total net derivatives		$98	$17	$(19)	$(47)

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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized on Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$10	$163	$114	$148
Interest rate derivative(1)	Gain (loss) on interest rate derivative	—	(6)	—	6
Total		$10	$157	$114	$154
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

Segment Adjusted EBITDA and consolidated Adjusted EBITDA reflect amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Segment Adjusted EBITDA and consolidated Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Segment Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$773	$622	$2,739	$2,010
Intersegment revenues	96	56	355	223
	869	678	3,094	2,233
Interstate transportation and storage:
Revenues from external customers	595	568	1,792	1,676
Intersegment revenues	8	7	22	20
	603	575	1,814	1,696
Midstream:
Revenues from external customers	819	1,064	2,560	2,646
Intersegment revenues	2,173	1,694	7,223	5,393
	2,992	2,758	9,783	8,039
NGL and refined products transportation and services:
Revenues from external customers	4,919	5,017	15,982	15,598
Intersegment revenues	934	836	2,721	2,576
	5,853	5,853	18,703	18,174
Crude oil transportation and services:
Revenues from external customers	6,043	7,294	17,996	22,294
Intersegment revenues	—	15	3	25
	6,043	7,309	17,999	22,319
Investment in Sunoco LP:
Revenues from external customers	6,023	5,738	16,586	17,406
Intersegment revenues	9	13	15	18
	6,032	5,751	16,601	17,424
Investment in USAC:
Revenues from external customers	234	227	698	680
Intersegment revenues	17	13	48	25
	251	240	746	705
All other:
Revenues from external customers	548	242	1,863	820
Intersegment revenues	375	137	991	320
	923	379	2,854	1,140
Eliminations	(3,612)	(2,771)	(11,378)	(8,600)
Total revenues	$19,954	$20,772	$60,216	$63,130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products sold:
Intrastate transportation and storage	$546	$272	$2,071	$964
Interstate transportation and storage	3	3	8	6
Midstream	1,746	1,551	5,917	4,727
NGL and refined products transportation and services	4,493	4,527	14,769	14,358
Crude oil transportation and services	5,047	6,297	14,986	19,200
Investment in Sunoco LP	5,386	5,327	14,733	15,951
Investment in USAC	34	38	112	110
All other	895	369	2,799	1,107
Eliminations	(3,588)	(2,772)	(11,316)	(8,605)
Total cost of products sold	$14,562	$15,612	$44,079	$47,818

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$72	$61	$190	$180
Interstate transportation and storage	271	203	681	616
Midstream	459	411	1,296	1,055
NGL and refined products transportation and services	294	243	771	703
Crude oil transportation and services	243	231	693	635
Investment in Sunoco LP	180	168	500	423
Investment in USAC	43	43	133	125
All other	17	20	18	28
Eliminations	(65)	(47)	(158)	(88)
Total operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	$1,514	$1,333	$4,124	$3,677

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization:
Intrastate transportation and storage	$52	$54	$154	$161
Interstate transportation and storage	144	145	427	431
Midstream	457	429	1,364	1,252
NGL and refined products transportation and services	249	267	745	779
Crude oil transportation and services	294	252	775	738
Investment in Sunoco LP	159	95	469	216
Investment in USAC	71	67	212	196
All other	14	15	45	18
Total depreciation, depletion and amortization	$1,440	$1,324	$4,191	$3,791

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$12	$11	$36	$37
Interstate transportation and storage	29	34	92	99
Midstream	48	57	151	144
NGL and refined products transportation and services	41	42	130	118
Crude oil transportation and services	36	39	118	111
Investment in Sunoco LP	47	52	130	216
Investment in USAC	14	13	42	42
All other	11	23	37	43
Total selling, general and administrative expenses, excluding non-cash compensation and accretion expenses	$238	$271	$736	$810

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity in earnings of unconsolidated affiliates(1):
Intrastate transportation and storage	$4	$5	$12	$13
Interstate transportation and storage	73	67	208	180
Midstream	8	2	14	10
NGL and refined products transportation and services	22	22	59	61
Crude oil transportation and services	8	5	17	18
All other	1	1	3	3
Total equity in earnings of unconsolidated affiliates	$116	$102	$313	$285
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income (expense)(1):
Intrastate transportation and storage	$(9)	$(5)	$61	$43
Interstate transportation and storage	131	125	380	360
Midstream	12	77	25	92
NGL and refined products transportation and services	29	(29)	32	76
Crude oil transportation and services	29	26	18	44
Investment in Sunoco LP	70	252	163	184
Investment in USAC	—	—	—	1
All other	(8)	4	5	27
Eliminations	(56)	(47)	(159)	(53)
Total other income	$198	$403	$525	$774
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	September 30, 2025	December 31, 2024
Segment assets:
Intrastate transportation and storage	$6,840	$6,289
Interstate transportation and storage	17,262	17,656
Midstream	27,613	30,473
NGL and refined products transportation and services	26,701	27,445
Crude oil transportation and services	28,525	25,231
Investment in Sunoco LP	17,845	14,375
Investment in USAC	2,659	2,746
All other and eliminations	1,886	1,165
Total segment assets	$129,331	$125,380

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Additions to property, plant and equipment(1):
Intrastate transportation and storage	$431	$4	$930	$50
Interstate transportation and storage	110	115	235	232
Midstream	416	444	1,149	825
NGL and refined products transportation and services	328	375	1,076	929
Crude oil transportation and services	115	103	272	283
Investment in Sunoco LP	157	93	418	212
Investment in USAC	47	43	110	230
All other	34	42	188	112
Total additions to property, plant and equipment	$1,638	$1,219	$4,378	$2,873
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	September 30, 2025	December 31, 2024
Investments in unconsolidated affiliates(1):
Intrastate transportation and storage	$151	$150
Interstate transportation and storage	2,367	2,350
Midstream	133	132
NGL and refined products transportation and services	367	383
Crude oil transportation and services	191	193
All other	60	58
Total investments in unconsolidated affiliates	$3,269	$3,266
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA:
Intrastate transportation and storage	$230	$329	$858	$1,095
Interstate transportation and storage	431	460	1,413	1,335
Midstream	751	816	2,444	2,205
NGL and refined products transportation and services	1,054	1,012	3,065	3,071
Crude oil transportation and services	746	768	2,220	2,417
Investment in Sunoco LP	489	456	1,401	1,018
Investment in USAC	160	146	459	429
All other	(23)	(28)	(58)	29
Adjusted EBITDA (consolidated)	$3,838	$3,959	$11,802	$11,599

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,292	$1,434	$4,470	$5,118
Depreciation, depletion and amortization	1,440	1,324	4,191	3,791
Interest expense, net of interest capitalized	890	828	2,564	2,318
Income tax expense	87	89	207	405
Impairment losses	1	—	8	50
(Gain) loss on interest rate derivative	—	6	—	(6)
Non-cash compensation expense	40	37	110	113
Unrealized (gains) losses on commodity risk management activities	(1)	(53)	(32)	50
Inventory valuation adjustments (Sunoco LP)	(10)	197	(31)	99
Losses on extinguishments of debt	12	—	31	11
Adjusted EBITDA related to unconsolidated affiliates	193	181	542	522
Equity in earnings of unconsolidated affiliates	(116)	(102)	(313)	(285)
Gain on sale of West Texas assets (Sunoco LP)	—	—	—	(598)
Other, net	10	18	55	11
Adjusted EBITDA (consolidated)	$3,838	$3,959	$11,802	$11,599

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
RECENT DEVELOPMENTS
Acquisitions
Parkland Acquisition by Sunoco LP
On October 31, 2025, Sunoco LP completed the previously announced acquisition of Parkland whereby Sunoco LP acquired all the outstanding shares of Parkland, in exchange for SunocoCorp LLC (“SunocoCorp”) units that were contributed by SunocoCorp to Sunoco LP at the close of the acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close.
TanQuid Acquisition by Sunoco LP
In March 2025, Sunoco LP entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $587 million as of September 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and Sunoco LP will fund it using cash on hand and amounts available under its revolving credit facility.
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
In the third quarter of 2025, Sunoco LP acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
In the third quarter of 2025, Energy Transfer completed the acquisition of two terminal facilities for total cash consideration of approximately $176 million.
Quarterly Cash Distribution
In October 2025, Energy Transfer announced a quarterly distribution of $0.3325 per unit ($1.33 annualized) on Energy Transfer common units for the quarter ended September 30, 2025.

Regulatory Update
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently reinstates 100% bonus depreciation on qualified property and modifies the calculation of the business interest expense limitation for U.S. federal income tax purposes. We anticipate the OBBBA will defer the payment of a significant portion of the Partnership’s corporate subsidiaries’ U.S. federal income taxes in future periods. All effects of changes in tax law are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBBA are reflected in our provision for income taxes as of and for the three and nine months ended September 30, 2025. Because the income tax provisions of the Partnership’s corporate subsidiaries include both current and deferred income taxes, income tax expense for the period was not significantly impacted, and we currently do not anticipate a significant impact to the Partnership’s overall income tax expense in future periods.
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the D.C. Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the D.C. Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding an individual entity’s ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impact of the FERC’s policy on the treatment of income taxes on the rates we can charge for FERC-regulated transportation services is unknown at this time.
Even without application of the FERC’s rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including return on equity and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as Tiger Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as Florida Gas Transmission Pipeline, Transwestern and Panhandle, have a mix of tariff rate, discount rate and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of our cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
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

Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25, 2023 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and the consolidated cases remain in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule with Panhandle’s initial brief being due on November 10, 2025.
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
On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certification of New Interstate Natural Gas Facilities (“2022 Certificate Policy Statement”) and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“GHG Policy Statement”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Certificate Policy Statement and the GHG Policy Statement as draft policy statements, and requested further comments. The FERC stated that it will not apply the now draft policy statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Certificate Policy Statement and GHG Policy Statement were due on April 25, 2022, and reply comments were due on May 25, 2022. On January 24, 2025, the FERC issued an order withdrawing the draft GHG Policy Statement and terminating the proceeding. On September 12, 2025, the FERC issued an order withdrawing the draft 2022 Certificate Policy Statement and terminating the proceeding.
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
Air Quality Standards
In 2023, the U.S. Environmental Protection Agency (“EPA”) finalized its Good Neighbor Plan (the “Plan”) which seeks to reduce nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including certain new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA’s final rule was to become effective on August 4, 2023, and the prescribed emission standards were scheduled to be effective in 2026. However, on March 12, 2025, the EPA announced plans to end the Plan.
Operators and industry groups have challenged the Plan in the D.C. Circuit, as well as the legal predicates to the individual upwind states’ inclusion in the Plan in the regional circuits. The effectiveness of the rule is currently stayed in the nine states within the Partnership’s footprint, by nature of judicial stays of the legal predicate to the Plan, by judicial stay of the Plan itself by the U.S. Supreme Court, or by the administrative stay issued by the EPA in October 2024. On June 18, 2025, the U.S. Supreme Court ruled that the regional circuits are the appropriate venue for the proceedings. On July 30, 2025, the Court of Appeals for the Tenth Circuit placed the case in abeyance pending the EPA’s reconsideration of its disapproval of upwind states’ state implementation plans addressing their Plan obligations. Proceedings challenging the Plan in the D.C. Circuit were also placed in abeyance on May 2, 2025 pending the EPA’s reconsideration of the Plan. The EPA is preparing a proposed rulemaking as part of the reconsideration process and we cannot predict with any certainty the substance of any such proposed rule or the potential impacts on the Partnership.
The Partnership currently estimates that the existing final rule would require retrofitting or replacement of approximately 192 engines in its interstate and intrastate natural gas transportation and storage operations. The Partnership is involved in challenging application of the Plan in the nine states impacted within its footprint. Compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, in the D.C. Circuit and the U.S. Supreme Court, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be.

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
Segment Adjusted EBITDA and consolidated Adjusted EBITDA reflect amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Segment Adjusted EBITDA and consolidated Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Segment Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
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
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$230	$329	$(99)	$858	$1,095	$(237)
Interstate transportation and storage	431	460	(29)	1,413	1,335	78
Midstream	751	816	(65)	2,444	2,205	239
NGL and refined products transportation and services	1,054	1,012	42	3,065	3,071	(6)
Crude oil transportation and services	746	768	(22)	2,220	2,417	(197)
Investment in Sunoco LP	489	456	33	1,401	1,018	383
Investment in USAC	160	146	14	459	429	30
All other	(23)	(28)	5	(58)	29	(87)
Adjusted EBITDA (consolidated)	$3,838	$3,959	$(121)	$11,802	$11,599	$203

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,292	$1,434	$(142)	$4,470	$5,118	$(648)
Depreciation, depletion and amortization	1,440	1,324	116	4,191	3,791	400
Interest expense, net of interest capitalized	890	828	62	2,564	2,318	246
Income tax expense	87	89	(2)	207	405	(198)
Impairment losses	1	—	1	8	50	(42)
(Gain) loss on interest rate derivative	—	6	(6)	—	(6)	6
Non-cash compensation expense	40	37	3	110	113	(3)
Unrealized (gains) losses on commodity risk management activities	(1)	(53)	52	(32)	50	(82)
Inventory valuation adjustments (Sunoco LP)	(10)	197	(207)	(31)	99	(130)
Losses on extinguishments of debt	12	—	12	31	11	20
Adjusted EBITDA related to unconsolidated affiliates	193	181	12	542	522	20
Equity in earnings of unconsolidated affiliates	(116)	(102)	(14)	(313)	(285)	(28)
Gain on sale of West Texas assets (Sunoco LP)	—	—	—	—	(598)	598
Other, net	10	18	(8)	55	11	44
Adjusted EBITDA (consolidated)	$3,838	$3,959	$(121)	$11,802	$11,599	$203
Net Income. For the three months ended September 30, 2025 compared to the same period last year, net income decreased $142 million, or 10%, primarily due to a $121 million decrease in Adjusted EBITDA, a $116 million increase in depreciation, depletion and amortization, a $62 million increase in interest expense, net of interest capitalized, and a $52 million unfavorable impact from unrealized gains and losses on commodity risk management activities, partially offset by a $207 million favorable impact from inventory valuation adjustments.
For the nine months ended September 30, 2025 compared to the same period last year, net income decreased $648 million, or 13%, primarily due to a $598 million gain recognized by Sunoco LP on its sale of West Texas assets in the prior period, a $400 million increase in depreciation, depletion and amortization and a $246 million increase in interest expense, net of interest capitalized, partially offset by a $203 million increase in Adjusted EBITDA, a $198 million decrease in income tax expense and a $130 million favorable impact from inventory valuation adjustments.
These changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three months ended September 30, 2025 compared to the same period last year, Adjusted EBITDA decreased $121 million, or 3%, primarily due to lower segment margin and higher operating expenses in multiple reportable segments.
For the nine months ended September 30, 2025 compared to the same period last year, Adjusted EBITDA increased $203 million, or 2%, primarily due to higher segment margin in our midstream segment and in our investment in Sunoco LP segment, partially offset by decreases in our intrastate transportation and storage segment and our crude oil transportation and services segment.
Additional discussion on the changes impacting Adjusted EBITDA is available in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2025 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.

Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and nine months ended September 30, 2025 compared to the same periods last year primarily due to an increase in aggregate debt balances following the acquisitions of NuStar and WTG Midstream Holdings LLC and the refinancing of certain preferred units with long-term debt.
Income Tax Expense. For the three and nine months ended September 30, 2025 compared to the same periods last year, income tax expense decreased primarily due to a taxable gain recognized by a corporate subsidiary of Sunoco LP upon its completion of the sale of convenience stores to 7-Eleven, Inc. in 2024.
Impairment Losses. For the three and nine months ended September 30, 2025, impairment losses were primarily related to USAC’s evaluation of the future deployment of its idle fleet under current market conditions. For the nine months ended September 30, 2024, impairment losses were primarily related to Sunoco LP’s termination of a lease in June 2024.
(Gain) Loss on Interest Rate Derivative. For the three and nine months ended September 30, 2024, the gain and loss on interest rate derivative resulted from changes in forward interest rates, which caused USAC’s interest rate swap to change in value. This interest rate derivative was terminated by USAC in August 2024.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three and nine months ended September 30, 2025, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $10 million and $31 million, respectively, which increased net income. For the three and nine months ended September 30, 2024, the Partnership’s cost of products sold included unfavorable inventory adjustments of $197 million and $99 million, respectively, which decreased net income.
Losses on Extinguishments of Debt. For the three and nine months ended September 30, 2025, the loss on extinguishment of debt was primarily related to Sunoco LP's termination of bridge financing related to the Parkland acquisition. For the nine months ended September 30, 2024, losses on extinguishment of debt included amounts recognized upon debt redemptions by Energy Transfer, Sunoco LP and USAC.
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
Other, Net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$41	$41	$—	$114	$105	$9
MEP	19	16	3	54	47	7
White Cliffs	5	4	1	13	14	(1)
Explorer	8	11	(3)	22	26	(4)
SESH	14	12	2	42	32	10
Other	29	18	11	68	61	7
Total equity in earnings of unconsolidated affiliates	$116	$102	$14	$313	$285	$28

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$88	$89	$(1)	$255	$252	$3
MEP	28	25	3	80	73	7
White Cliffs	10	9	1	28	28	—
Explorer	12	17	(5)	35	41	(6)
SESH	15	13	2	45	39	6
Other	40	28	12	99	89	10
Total Adjusted EBITDA related to unconsolidated affiliates	$193	$181	$12	$542	$522	$20

Distributions received from unconsolidated affiliates:
Citrus	$10	$—	$10	$76	$94	$(18)
MEP	26	16	10	81	63	18
White Cliffs	9	9	—	27	30	(3)
Explorer	8	11	(3)	23	29	(6)
SESH	15	15	—	38	47	(9)
Other	24	20	4	68	60	8
Total distributions received from unconsolidated affiliates	$92	$71	$21	$313	$323	$(10)
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Natural gas transported (BBtu/d)	13,861	13,214	647	14,102	13,510	592
Withdrawals from storage natural gas inventory (BBtu)	—	2,325	(2,325)	8,225	10,555	(2,330)
Revenues	$869	$678	$191	$3,094	$2,233	$861
Cost of products sold	546	272	274	2,071	964	1,107
Segment margin	323	406	(83)	1,023	1,269	(246)
Unrealized (gains) losses on commodity risk management activities	(16)	(11)	(5)	39	24	15
Operating expenses, excluding non-cash compensation expense	(72)	(61)	(11)	(190)	(180)	(10)
Selling, general and administrative expenses, excluding non-cash compensation expense	(12)	(11)	(1)	(36)	(37)	1
Adjusted EBITDA related to unconsolidated affiliates	6	6	—	17	18	(1)
Other	1	—	1	5	1	4
Segment Adjusted EBITDA	$230	$329	$(99)	$858	$1,095	$(237)
Volumes. For the three and nine months ended September 30, 2025 compared to the same periods last year, transported volumes of gas on our Texas intrastate pipelines increased primarily due to more third-party transportation. For the nine months ended September 30, 2025 compared to the same period last year, the increase was partially offset by lower gas production from the Haynesville area. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The table below represents the components of our intrastate transportation and storage segment margin. Amounts previously reported for transportation fees, natural gas sales and other, and retained fuel revenues have been adjusted to reflect the reclassification of certain amounts to conform to the current period presentation; these changes did not impact total segment margin.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Transportation fees	$218	$208	$10	$659	$655	$4
Natural gas sales and other (excluding unrealized gains and losses)	67	168	(101)	300	567	(267)
Retained fuel (excluding unrealized gains and losses)	8	4	4	26	17	9
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	14	15	(1)	77	54	23
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	16	11	5	(39)	(24)	(15)
Total segment margin	$323	$406	$(83)	$1,023	$1,269	$(246)
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $101 million in realized natural gas sales and other primarily due to lower optimization volumes with shifts to long-term third-party contracts from the Permian and narrower price spreads; and
•an increase of $11 million in operating expenses primarily due to increases in ad valorem taxes and maintenance project costs; partially offset by
•an increase of $10 million in transportation fees primarily due to the volume shift to long-term third party contracts from our optimization group on our Texas system; and
•an increase of $4 million in retained fuel margin primarily due to higher gas prices.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $267 million in realized natural gas sales and other primarily due to lower pipeline optimization as a result of lower volatility in natural gas prices, lower optimization volumes with shifts to long-term third-party contracts from the Permian and narrower price spreads; and
•an increase of $10 million in operating expenses primarily due to increases in ad valorem taxes and employee costs; partially offset by
•an increase of $23 million in storage margin primarily due to higher storage optimization;
•an increase of $9 million in retained fuel margin primarily due to higher gas prices;
•an increase of $4 million in transportation fees primarily due to the volume shift to long-term third-party contracts from our optimization group on our Texas system, partially offset by the recovery in the prior period of certain disputed fees on our Texas system; and
•a decrease of $1 million in selling, general and administrative expenses primarily due to lower legal fees.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Natural gas transported (BBtu/d)	18,013	16,616	1,397	18,123	16,826	1,297
Natural gas sold (BBtu/d)	43	39	4	35	27	8
Revenues	$603	$575	$28	$1,814	$1,696	$118
Cost of products sold	3	3	—	8	6	2
Segment margin	600	572	28	1,806	1,690	116
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(271)	(203)	(68)	(681)	(616)	(65)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(29)	(34)	5	(92)	(99)	7
Adjusted EBITDA related to unconsolidated affiliates	129	125	4	378	361	17
Other	2	—	2	2	(1)	3
Segment Adjusted EBITDA	$431	$460	$(29)	$1,413	$1,335	$78
Volumes. For the three and nine months ended September 30, 2025 compared to the same periods last year, transported volumes increased primarily due to more capacity sold and higher utilization on several of our systems due to increased demand.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impact of the following:
•an increase of $68 million in operating expenses primarily due to a $43 million increase related to the resolution of a prior period ad valorem tax obligation on our Rover system, an $11 million increase in transportation expense and an aggregate $15 million increase in other items, primarily including ad valorem taxes, maintenance projects and revaluation of system gas; partially offset by
•an increase of $28 million in segment margin primarily due to a $25 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and a $6 million increase in operational gas sales. These increases were partially offset by a $4 million decrease in interruptible usage and parking revenue.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $116 million in segment margin primarily due to a $63 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes, a $35 million negative impact in the prior period related to the conclusion of a rate case on our Panhandle system and a $19 million increase in operational gas sales; and
•an increase of $17 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $7 million increase from our Midcontinent Express Pipeline joint venture, a $6 million increase from our Southeast Supply Header pipeline joint venture and a $3 million increase from our Citrus joint venture; partially offset by
•an increase of $65 million in operating expenses primarily due to a $43 million increase from the resolution of a prior period ad valorem tax obligation on our Rover system, a $26 million increase in transportation expense and a $17 million increase in direct costs, primarily including ad valorem taxes, employee costs and electricity costs, partially offset by a $15 million decrease in maintenance projects and a $6 million decrease in revaluation of system gas and storage expense.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Gathered volumes (BBtu/d)	21,581	21,027	554	21,111	20,132	979
NGLs produced (MBbls/d)	1,149	1,094	55	1,140	980	160
Equity NGLs (MBbls/d)	67	65	2	64	58	6
Revenues	$2,992	$2,758	$234	$9,783	$8,039	$1,744
Cost of products sold	1,746	1,551	195	5,917	4,727	1,190
Segment margin	1,246	1,207	39	3,866	3,312	554
Operating expenses, excluding non-cash compensation expense	(459)	(411)	(48)	(1,296)	(1,055)	(241)
Selling, general and administrative expenses, excluding non-cash compensation expense	(48)	(57)	9	(151)	(144)	(7)
Adjusted EBITDA related to unconsolidated affiliates	11	6	5	22	18	4
Other	1	71	(70)	3	74	(71)
Segment Adjusted EBITDA	$751	$816	$(65)	$2,444	$2,205	$239
Volumes. For the three and nine months ended September 30, 2025 compared to the same periods last year, gathered volumes increased primarily due to newly acquired assets, as well as additional and upgraded plants in the Permian region, partially offset by lower dry gas gathering in the Northeast and Ark-La-Tex regions. NGL production increased primarily due to recently acquired assets and increased Permian plant utilization.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impact of the following:
•a decrease of $70 million in other income due to the recognition of proceeds from a business interruption claim in September 2024;
•an increase of $48 million in operating expenses primarily due to recently acquired assets and assets placed in service, as well as the impact of certain estimates recorded in the prior period which were subsequently adjusted. The increase also included a $9 million increase in ad valorem taxes and a $6 million increase related to increased volumes and repairs in the Permian region; and
•a decrease of $2 million in segment margin due to lower dry gas volumes in the Northeast and Ark-La-Tex regions; partially offset by
•an increase of $34 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $7 million in segment margin due to higher natural gas prices of $32 million, partially offset by lower NGL prices of $25 million;
•a decrease of $9 million in selling, general and administrative expenses due to a $3 million decrease resulting from one-time expenses in the prior period, as well as a $3 million decrease in legal fees and a $2 million decrease in insurance expenses; and
•an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to the one-time recognition of fee credits associated with a contract restructuring.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $393 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $160 million in segment margin due to the non-recurring recognition of certain amounts associated with Winter Storm Uri in 2021, which represents the remainder of midstream segment margin from Winter Storm Uri that had not already been recognized;

•an increase of $46 million in segment margin due to higher natural gas prices of $105 million, partially offset by lower NGL prices of $59 million; and
•an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to the one-time recognition of fee credits associated with a contract restructuring; partially offset by
•an increase of $241 million in operating expenses primarily due to recently acquired assets and assets placed in service, as well as the impact of certain estimates recorded in the prior period which were subsequently adjusted. The increase also included a $22 million increase in employee costs and a $6 million increase related to increased volumes and repairs in the Permian region;
•a decrease of $71 million in other income due to the recognition of proceeds from a business interruption claim in September 2024;
•a decrease of $45 million in segment margin due to lower dry gas volumes in the Northeast and Ark-La-Tex regions; and
•an increase of $7 million in selling, general, and administrative expenses primarily due to higher corporate allocations.
NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
NGL transportation volumes (MBbls/d)	2,487	2,237	250	2,333	2,187	146
Refined products transportation volumes (MBbls/d)	601	574	27	591	583	8
NGL and refined products terminal volumes (MBbls/d)	1,660	1,505	155	1,556	1,470	86
NGL fractionation volumes (MBbls/d)	1,123	1,152	(29)	1,121	1,099	22
Revenues	$5,853	$5,853	$—	$18,703	$18,174	$529
Cost of products sold	4,493	4,527	(34)	14,769	14,358	411
Segment margin	1,360	1,326	34	3,934	3,816	118
Unrealized gains on commodity risk management activities	(4)	(64)	60	(64)	(22)	(42)
Operating expenses, excluding non-cash compensation expense	(294)	(243)	(51)	(771)	(703)	(68)
Selling, general and administrative expenses, excluding non-cash compensation expense	(41)	(42)	1	(130)	(118)	(12)
Adjusted EBITDA related to unconsolidated affiliates	33	35	(2)	96	98	(2)
Segment Adjusted EBITDA	$1,054	$1,012	$42	$3,065	$3,071	$(6)
Volumes. For the three and nine months ended September 30, 2025 compared to the same periods last year, NGL transportation volumes increased primarily due to higher volumes from the Permian region.
For the three months ended September 30, 2025 compared to the same period last year, fractionated volumes were slightly lower due to maintenance at our Mont Belvieu fractionation complex in the current period. For the nine months ended September 30, 2025 compared to the same period last year, the increase in transportation volumes discussed above also led to higher fractionated volumes.

Segment Margin. The table below presents the components of our NGL and refined products transportation and services segment margin. Certain transportation fees previously reported within marketing margin have been reclassified to transportation margin to conform to the current period presentation; these changes did not impact total segment margin.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Transportation margin	$743	$651	$92	$2,062	$1,930	$132
Fractionators and refinery services margin	230	239	(9)	692	704	(12)
Terminal services margin	271	260	11	755	718	37
Storage margin	81	79	2	237	233	4
Marketing margin	30	33	(3)	123	209	(86)
Unrealized gains on commodity risk management activities	5	64	(59)	65	22	43
Total segment margin	$1,360	$1,326	$34	$3,934	$3,816	$118
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $92 million in transportation margin primarily due to higher throughput and contractual rate escalations on our Mariner East and our Gulf Coast pipeline systems; and
•an increase of $11 million in terminal services margin primarily due to a $6 million increase in fees from loading volumes for export at our Nederland and Marcus Hook terminals and a $5 million increase from higher throughput and storage at our refined product terminals; partially offset by
•an increase of $51 million in operating expenses primarily due to $17 million in one-time investigation and remediation costs, a $19 million increase in costs driven by higher volumes across our NGL system, a $6 million increase from the timing of project related expenses, a $4 million increase in ad valorem taxes on assets placed in service and a $4 million increase in employee costs;
•a decrease of $9 million in fractionators and refinery services margin primarily due to lower throughput due to more downtime; and
•a decrease of $3 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to the timing of the gains from the optimization of hedged NGL and refined product inventories.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impact of the following:
•a decrease of $86 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to lower gains from gasoline blending activities due to less favorable market conditions, and lower gains from the optimization of hedged NGL and refined product inventories;
•an increase of $68 million in operating expenses primarily due to $30 million in one-time investigation and remediation costs, a $19 million increase in costs driven by higher volumes across our system, a $15 million increase in employee costs and increases totaling $4 million from various other operating expenses;
•an increase of $12 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets; and
•a decrease of $12 million in fractionators and refinery services margin, despite higher throughput, due to lower fees for fractionation services and more downtime for certain fractionation assets during the 2025 period; partially offset by
•an increase of $132 million in transportation margin primarily due to higher throughput and contractual rate escalations on our Mariner East and our Gulf Coast pipeline systems; and
•an increase of $37 million in terminal services margin primarily due to a $29 million increase in fees from loading volumes for export at our Nederland and Marcus Hook terminals and an $8 million increase from higher throughput and storage at our refined product terminals.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Crude oil transportation volumes (MBbls/d)	7,023	7,025	(2)	6,932	6,540	392
Crude oil terminal volumes (MBbls/d)	3,195	3,533	(338)	3,245	3,356	(111)
Revenues	$6,043	$7,309	$(1,266)	$17,999	$22,319	$(4,320)
Cost of products sold	5,047	6,297	(1,250)	14,986	19,200	(4,214)
Segment margin	996	1,012	(16)	3,013	3,119	(106)
Unrealized (gains) losses on commodity risk management activities	18	20	(2)	(7)	20	(27)
Operating expenses, excluding non-cash compensation expense	(243)	(231)	(12)	(693)	(635)	(58)
Selling, general and administrative expenses, excluding non-cash compensation expense	(36)	(39)	3	(118)	(111)	(7)
Adjusted EBITDA related to unconsolidated affiliates	11	6	5	25	22	3
Other	—	—	—	—	2	(2)
Segment Adjusted EBITDA	$746	$768	$(22)	$2,220	$2,417	$(197)
Volumes. For the nine months ended September 30, 2025 compared to the same period last year, crude oil transportation volumes were higher due to continued growth on our Texas pipeline system, gathering systems and from the ET-S Permian joint venture with Sunoco LP, partially offset by lower volumes on our Bakken Pipeline. Volumes on our Bayou Bridge system were also lower for the three months ended September 30, 2025 due to higher Gulf Coast refinery maintenance. For the three and nine months ended September 30, 2025 compared to the same periods last year, crude terminal volumes were lower primarily due to Gulf Coast refinery maintenance and lower volumes received from our Bakken Pipeline system.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impact of the following:
•a decrease of $18 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) due to decreased transportation revenue, primarily from our Bakken Pipeline and Bayou Bridge systems; and
•an increase of $12 million in operating expenses primarily due to a $4 million increase in maintenance project costs, a $4 million increase in materials costs, a $3 million increase in ad valorem taxes and a $3 million increase in employee costs due to higher headcount; partially offset by
•a decrease of $3 million in selling, general and administrative expenses primarily due to lower insurance expenses.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impact of the following:
•a decrease of $133 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) due to decreased transportation revenue, primarily from our Bakken Pipeline system, and optimization revenues from existing assets, partially offset by a $90 million increase from gathering fees from assets related to our ET-S Permian joint venture;
•an increase of $58 million in operating expenses primarily due to a $20 million increase from assets contributed upon the formation of ET-S Permian, a $14 million increase in employee costs due to higher headcount, a $7 million increase in materials costs, a $9 million increase in maintenance project costs, a $7 million increase in right-of-way lease and maintenance expenses and a $3 million increase in utilities; and
•an increase of $7 million in selling, general and administrative expenses primarily due to costs associated with ET-S Permian.

Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues	$6,032	$5,751	$281	$16,601	$17,424	$(823)
Cost of products sold	5,386	5,327	59	14,733	15,951	(1,218)
Segment margin	646	424	222	1,868	1,473	395
Unrealized losses on commodity risk management activities	15	1	14	7	8	(1)
Operating expenses, excluding non-cash compensation expense	(180)	(168)	(12)	(500)	(423)	(77)
Selling, general and administrative expenses, excluding non-cash compensation expense	(47)	(52)	5	(130)	(216)	86
Adjusted EBITDA related to unconsolidated affiliates	58	47	11	159	53	106
Inventory valuation adjustments	(10)	197	(207)	(31)	99	(130)
Other	7	7	—	28	24	4
Segment Adjusted EBITDA	$489	$456	$33	$1,401	$1,018	$383
The investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $29 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to increased fuel volumes and increased margin from transmix and blending activities;
•an increase of $11 million in Adjusted EBITDA related to unconsolidated affiliates related to ET-S Permian; and
•a decrease of $5 million in selling, general and administrative expenses, excluding non-cash compensation expense, primarily due to one-time NuStar acquisition costs incurred in 2024; partially offset by
•an increase of $12 million in operating expenses, excluding non-cash compensation expenses, due to an increase in operating expenses from the timing of the acquisitions of NuStar and Zenith European terminals.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $264 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the acquisitions of NuStar and Zenith European terminals. NuStar was acquired in May 2024, and the prior period only reflected five months of results as well as an increase in fuel volumes and increased volume from transmix and blending activities. These increases were partially offset by a decrease of $50 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024.
•an increase of $106 million in Adjusted EBITDA related to unconsolidated affiliates related to ET-S Permian; and
•a decrease of $86 million in selling, general and administrative expenses, excluding non-cash compensation expense, related to one-time NuStar acquisition costs in 2024; partially offset by
•an increase of $77 million in operating expenses due to increased costs from the acquisition of NuStar acquisition, which was acquired in May 2024 and therefore is only reflected for five months in the prior period. This increase was partially offset by a decrease of $6 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024.

Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues	$251	$240	$11	$746	$705	$41
Cost of products sold	34	38	(4)	112	110	2
Segment margin	217	202	15	634	595	39
Operating expenses, excluding non-cash compensation expense	(43)	(43)	—	(133)	(125)	(8)
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(13)	(1)	(42)	(42)	—
Other	—	—	—	—	1	(1)
Segment Adjusted EBITDA	$160	$146	$14	$459	$429	$30
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to an increase in segment margin primarily due to higher market-based and CPI-based rates.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $39 million in segment margin primarily due to higher market-based and CPI-based rates; partially offset by
•an increase of $8 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues	$923	$379	$544	$2,854	$1,140	$1,714
Cost of products sold	895	369	526	2,799	1,107	1,692
Segment margin	28	10	18	55	33	22
Unrealized (gains) losses on commodity risk management activities	(13)	1	(14)	(7)	20	(27)
Operating expenses, excluding non-cash compensation expense	(17)	(20)	3	(18)	(28)	10
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(23)	12	(37)	(43)	6
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	4	4	—
Other and eliminations	(12)	2	(14)	(55)	43	(98)
Segment Adjusted EBITDA	$(23)	$(28)	$5	$(58)	$29	$(87)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.

Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impact of the following:
•an increase of $8 million due to lower acquisition-related expenses;
•an increase of $7 million in lease income on recently acquired assets; and
•an increase of $5 million in our dual drive compression business due to higher service fee revenue; partially offset by
•a decrease of $11 million due to an increase in the intersegment elimination from increased earnings of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; and
•a decrease of $4 million from our compressor packaging business.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impact of the following:
•a decrease of $106 million due to an increase in the intersegment elimination from increased earnings of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; and
•a decrease of $7 million from our natural resources business; partially offset by
•an increase of $9 million in lease income from recently acquired real estate;
•an increase of $8 million in our dual drive compression business due to higher service fees and gas revenue; and
•an increase in $4 million due to higher acquisition-related expenses in the prior period.
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
We currently expect capital expenditures in 2025 to be approximately as follows (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,450	$85
Interstate transportation and storage	175	205
Midstream	1,300	375
NGL and refined products transportation and services	1,250	150
Crude oil transportation and services	225	180
All other (including eliminations)	200	105
Total capital expenditures	$4,600	$1,100
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

USAC currently plans to invest between $38 million and $42 million in maintenance capital expenditures and between $115 million and $125 million in expansion capital expenditures for the full year 2025.
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
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Cash provided by operating activities during 2025 was $8.25 billion compared to $8.92 billion for 2024, and net income was $4.47 billion for 2025 and $5.12 billion for 2024. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2025 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $483 million and other items totaling $4.07 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2025 and 2024 consisted primarily of depreciation, depletion and amortization of $4.19 billion and $3.79 billion, respectively, deferred income tax expense of $68 million and $165 million, respectively, favorable inventory valuation adjustments of $31 million and unfavorable inventory valuation adjustments of $99 million, respectively, and non-cash compensation expense of $110 million and $113 million, respectively. For 2025 and 2024, net income also included equity in earnings of unconsolidated affiliates of $313 million and $285 million, respectively, losses on extinguishments of debt of $31 million and $11 million, respectively, and impairment losses of $8 million and $50 million, respectively, as well as a $598 million gain on Sunoco LP’s sale of its West Texas assets in 2024.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $236 million in 2025 and $263 million in 2024.
Cash paid for interest, net of interest capitalized, was $2.05 billion and $1.84 billion for the nine months ended September 30, 2025 and 2024, respectively. Interest capitalized was $98 million and $77 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Cash used in investing activities during 2025 was $4.43 billion compared to $4.44 billion for 2024. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2025 were $4.15 billion compared to $2.64 billion for 2024. Additional detail related to our capital expenditures is provided in the table below.
In 2025, we paid $176 million in cash for the acquisition of two terminal facilities and Sunoco LP paid $189 million in cash for the acquisitions of fuel equipment, motor fuel inventory, supply agreements and fuel distribution consignment sites. In 2024, we paid $2.17 billion, net of cash received, for the WTG Midstream acquisition, we paid $84 million to acquire the outstanding noncontrolling interest in Edwards Lime Gathering, LLC, which is now a wholly owned subsidiary, and we also paid $219 million for other acquisitions. In 2024, Sunoco LP paid $182 million in cash for the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy, net of $27 million in cash received from the NuStar acquisition. Additionally, in 2024, Sunoco LP received cash proceeds of $990 million from its sale of West Texas assets.
In 2025 and 2024, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $77 million and $60 million, respectively, and we paid cash contributions to unconsolidated affiliates of $5 million and $205 million, respectively.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2025:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$867	$63	$930
Interstate transportation and storage	101	134	235
Midstream	902	247	1,149
NGL and refined products transportation and services	980	96	1,076
Crude oil transportation and services	153	119	272
Investment in Sunoco LP	310	108	418
Investment in USAC	78	32	110
All other (including eliminations)	136	52	188
Total capital expenditures	$3,527	$851	$4,378
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Cash used in financing activities during 2025 was $562 million compared to $4.34 billion for 2024. During 2025, we had a net increase in our debt level of $3.41 billion compared to a net increase of $4.24 billion for 2024. In 2025 and 2024, we paid debt issuance costs of $111 million and $142 million, respectively. In 2025, Sunoco LP received $1.47 billion in cash from the issuance of the Sunoco LP Series A Preferred Units. In 2025, we paid $500 million in cash for the redemption of our Series F Preferred Units and in 2024, we paid $2.65 billion in cash for the redemption of our Series A, Series C, Series D and Series E Preferred Units and paid $37 million in cash to redeem a portion of the outstanding Crestwood Niobrara LLC preferred units. In 2024, USAC paid $749 million in cash for investments in government securities in connection with the legal defeasance of senior notes and Sunoco LP paid $784 million in cash for the redemption of NuStar preferred units.
In 2025 and 2024, we paid distributions of $3.50 billion and $3.43 billion, respectively, to our partners. In 2025 and 2024, we paid distributions of $1.31 billion and $1.38 billion, respectively, to noncontrolling interests. In 2025 and 2024, we paid distributions of $45 million and $51 million, respectively, to our redeemable noncontrolling interests.
In 2025 and 2024, we received capital contributions of $27 million and $637 million, respectively, in cash from noncontrolling interests. In 2024, we received capital contributions of $2 million in cash from redeemable noncontrolling interests.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2025	December 31, 2024
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$48,870	$46,269
Five-Year Credit Facility(2)	1,543	2,759
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP senior notes, bonds and lease-related obligations(1)	9,528	7,304
USAC senior notes	2,500	1,750
Sunoco LP credit facility(2)	—	203
USAC credit facility	55	772

Other long-term debt	10	11
Net unamortized premiums, discounts and fair value adjustments	52	77
Deferred debt issuance costs	(379)	(310)
Total debt	63,104	59,760
Less: current maturities of long-term debt	8	8
Long-term debt, less current maturities	$63,096	$59,752
(1)As of September 30, 2025, these balances included approximately $2.05 billion aggregate principal amount due on or before September 30, 2026, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
Recent Transactions
Energy Transfer Notes Issuances and Redemptions
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
In August 2025, the Partnership issued $1.20 billion aggregate principal amount of its Series 2025A junior subordinated notes due 2056 and $800 million aggregate principal amount of its Series 2025B junior subordinated notes due 2056. The Partnership used the net proceeds to repay borrowings under its Five-Year Credit Facility and for general partnership purposes.
In September 2025, the Partnership redeemed its $400 million aggregate principal amount of 5.95% senior notes due December 2025 using cash on hand and commercial paper borrowings.
Sunoco LP Senior Notes Issuances and Redemption
In March 2025, Sunoco LP issued $1.00 billion aggregate principal amount of 6.25% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. Sunoco LP used the net proceeds from the private offering to repay its $600 million aggregate principal amount of 5.75% senior notes due 2025 and to repay a portion of the outstanding borrowings under Sunoco LP’s revolving credit facility.

In September 2025, Sunoco LP issued $1.00 billion aggregate principal amount of 5.625% senior notes due 2031 and $900 million aggregate principal amount of 5.875% senior notes due 2034 in a private offering. These notes will mature on March 15, 2031 and March 15, 2034, respectively, and interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. Sunoco LP used the net proceeds from this private offering (i) on the closing date of the Parkland acquisition to fund a portion of the cash consideration for the Parkland acquisition and related transaction costs, with the remaining proceeds used for general corporate purposes, and (ii) prior to the closing date of the Parkland acquisition, to temporarily reduce the borrowings outstanding under its revolving credit facility and to pay interest and fees in connection therewith.
The 5.625% senior notes due 2031 and 5.875% senior notes due 2034 were originally subject to a special mandatory redemption requirement, which was eliminated upon closing of the Parkland acquisition.
Sunoco LP - Parkland Senior Note Exchange
In October 2025, in connection with Sunoco LP’s Parkland acquisition, Sunoco LP commenced a private offering to exchange C$1.60 billion Canadian dollar denominated notes (collectively, the “PKI CAD Notes”) and $2.60 billion U.S. dollar denominated notes (collectively, the “PKI USD Notes”). The exchange offer closed on November 4, 2025, with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
Sunoco LP GoZone Bonds Remarketing
NuStar Logistics L.P., a wholly owned subsidiary of Sunoco LP, has obligations which include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”). Sunoco LP recently completed the remarketing of $75 million principal amount of Series 2011 GoZone Bonds, which were previously repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed at that time. The remarketed bonds were issued on October 1, 2025 and have a 3.70% interest rate, a mandatory purchase date of June 1, 2030, and a maturity of August 1, 2041.
USAC Senior Notes Issuance and Redemption
In September 2025, USAC issued $750 million aggregate principal amount of 6.250% senior notes due 2033. USAC used the net proceeds from this issuance, together with borrowings under USAC’s credit facility, to redeem its $750 million aggregate principal amount of 6.875% senior notes due 2027 in October 2025.
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
As of September 30, 2025, the Five-Year Credit Facility had $1.54 billion of outstanding borrowings, all of which $1.54 billion consisted of commercial paper. The amount available for future borrowings was $3.44 billion after accounting for outstanding letters of credit in the amount of $21 million. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 4.33%.
Sunoco LP Credit Facilities
As of September 30, 2025, Sunoco LP’s revolving credit facility, which matures in June 2030, had zero outstanding borrowings and $47 million in standby letters of credit outstanding. The unused availability on Sunoco LP’s revolving credit facility as of September 30, 2025 was $1.45 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 6.42%.
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2025, this facility had no outstanding borrowings.
USAC Credit Facility
USAC’s credit facility, as amended and restated on August 27, 2025, matures on August 27, 2030, except that (1) if more than $50 million principal amount of USAC’s existing 6.875% senior notes due 2027 are outstanding on June 2, 2027, its credit facility will mature on June 2, 2027 and (2) if more than $50 million principal amount of USAC’s existing 7.125% senior notes due 2029 are outstanding on December 14, 2028, its credit facility will mature on December 14, 2028. As of September 30, 2025, USAC’s credit facility had $55 million of outstanding borrowings and $1 million outstanding letters of credit. As of September 30, 2025, USAC’s credit facility had $1.69 billion of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $1.02 billion was available to be drawn. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 7.35%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2025.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2024 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2024	February 7, 2025	February 19, 2025	$0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
June 30, 2025	August 8, 2025	August 19, 2025	0.3300
September 30, 2025	November 7, 2025	November 19, 2025	0.3325
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date (1)	Payment Date (1)	Series B (2)	Series F	Series G (2)	Series H (2)	Series I (1)
December 31, 2024	February 3, 2025	February 17, 2025	$33.125	$—	$—	$—	$0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	33.750	35.625	32.500	0.2111
June 30, 2025	August 1, 2025	August 15, 2025	33.125	—	—	—	0.2111
September 30, 2025	November 4, 2025	November 14, 2025	—	—	35.625	32.500	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units was paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025. For the period ended June 30, 2025, the cash distribution for the Series I Preferred Units was paid on August 14, 2025 to unitholders of record as of the close of business on August 4, 2025. For the period ended September 30, 2025, the cash distribution for the Series I Preferred Units will be paid on November 14, 2025 to unitholders of record as of the close of business on November 4, 2025.
(2)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 19, 2025	$0.8865
March 31, 2025	May 20, 2025	0.8976
June 30, 2025	August 19, 2025	0.9088
September 30, 2025	November 19, 2025	0.9202
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2024 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2024	February 7, 2025	$0.525
March 31, 2025	May 9, 2025	0.525
June 30, 2025	August 8, 2025	0.525
September 30, 2025	November 7, 2025	0.525
Sunoco LP Series A Preferred Units Offering
In September 2025, Sunoco LP closed a private offering of 1.5 million of its 7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units (the “Sunoco LP Series A Preferred Units”) at an offering price of $1,000 per unit. Sunoco LP received net proceeds of approximately $1.47 billion from the sale of the Sunoco LP Series A Preferred Units after deducting the initial purchasers' discount and other estimated offering expenses. Sunoco LP used the net proceeds from this private offering (i) on the closing date of the Parkland acquisition, to fund a portion of the cash consideration for the Parkland acquisition, and (ii) prior to the closing date of the Parkland acquisition, to temporarily reduce the borrowings outstanding under Sunoco LP’s revolving credit facility and to pay interest and fees in connection therewith.
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
•the macroeconomic, regulatory or other potential effects of a prolonged U.S. government shutdown;
•changes to, the application of, and regulation of tariff rates and operational requirements related to our subsidiaries’ interstate and intrastate pipelines;
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

	September 30, 2025			December 31, 2024
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu):
Fixed Swaps/Futures	(21,270)	$12	$8	6,630	$5	$3
Basis Swaps IFERC/NYMEX	63,445	(2)	—	3,490	(6)	3
Swing Swaps IFERC	(142,195)	1	1	(156,820)	(7)	1
Power (Megawatt):
Forwards	50,800	1	—	6,040	1	—
Futures	62,209	—	2	(140,137)	1	1
Options – Puts	30,400	—	—	(17,600)	—	—
Options – Calls	(500,000)	—	1	—	—	—
Crude (MBbls):
Forwards/Swaps	(20,494)	(3)	14	(22,512)	(10)	39
NGL/Refined Products (MBbls):
Forwards/Swaps	(20,129)	56	84	(15,063)	(4)	58
Options – Puts	6	—	—	(9)	—	—
Options – Calls	(1)	—	—	(14)	—	—
Futures	(5,442)	(10)	58	(1,763)	(7)	13
Fair Value Hedging Derivatives
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(47,840)	(6)	2	(47,170)	1	2
Fixed Swaps/Futures	(47,840)	30	17	(47,170)	(4)	15
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

Interest Rate Risk
As of September 30, 2025, we and our subsidiaries had $2.20 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $22 million annually.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 14, 2025 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
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
On January 31, 2025, a release of refined products was discovered from the 14-inch Twin-Oaks to Newark Pipeline in Upper Makefield Township, Bucks County, Pennsylvania. The release allegedly impacted certain properties and water wells near the release location. On February 13, 2025, SPLP voluntarily entered into the Pennsylvania remediation program through a Notice of Intent to Remediate, which was revised on March 4, 2025. On March 6, 2025, the Pennsylvania Department of Environmental Protection issued an Administrative Order directing that SPLP conduct the remediation. On May 2, 2025, PHMSA entered a Consent Order, adopting an agreement SPLP entered into with PHMSA on April 30, 2025. Finally, on April 9, 2025, SPLP was advised that the Bucks County District Attorney’s Office has referred the matter to the Pennsylvania Attorney General’s Office, Environmental Crimes Unit. The Attorney General’s Office has accepted the referral and opened an investigation. Potential charges, penalties or damages are not known at this time. PHMSA issued a Warning Letter to the Partnership on September 11, 2025 alleging certain violations of the Consent Order but stating that it would not conduct additional enforcement action at this time.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas L.L.C. and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleged discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of Transwestern. The State sought damages in the range of $50 million to $60 million plus the attorneys’ fees from Transwestern. The parties agreed to a settlement in September 2025.
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
ITEM 1A. RISK FACTORS
The following risk factors, certain of which were previously disclosed in our Annual Report on Form 10-K, have been included to reflect updates based on recent developments. These risk factors should be read in conjunction with risk factors described in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 and in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025.
Sunoco LP’s investment in the Burnaby Refinery is subject to operational risks, including commodity price and pricing pressure and environment, health and safety hazards. If any of the operational risks materialize, our financial condition or results of operations could be materially and adversely affected.
Following the Parkland acquisition, Sunoco LP will own and operate a refinery located in Burnaby, British Columbia (the “Burnaby Refinery”), which produces and supplies fuel within the Lower Mainland in Canada.
Key operational risks at the Burnaby Refinery include: supply disruptions of crude oil and bio-feedstocks, product offtake contract issues or interruptions, operational availability, labor and material shortages, compliance with regulatory requirements and local community opposition. Major accidents could cause significant damage and may result in operational interruptions, loss of licenses, fines, reputational damage, injuries or fatalities. Large amounts of power, heat by way of natural gas and large volumes of water are used to refine crude oil, the supply of which is not in our control, and even a temporary interruption of power, natural gas or water could adversely affect continuous operations. Unanticipated costs and delays during maintenance may negatively impact Sunoco LP’s operational results. Scheduled and unscheduled maintenance and repairs at the Burnaby Refinery may reduce revenue and increase Sunoco LP’s operating costs, impacting our financial and operational results.
Additionally, Sunoco LP contracts with third parties for the supply of crude oil and other feedstock to the Burnaby Refinery. Crude oil sourced by the Burnaby Refinery is delivered from Alberta by the Trans Mountain Pipeline (“TMPL”). Interruptions or apportionment on the TMPL’s pipeline system can result in Sunoco LP temporarily ceasing or decreasing processing operations at the Burnaby Refinery and may materially affect our business, financial condition and results of operations. The Burnaby Refinery could see variability in its crude deliveries as the capacity on the pipeline fluctuates from time to time, which can impact committed as well as uncommitted linespace, based on operating conditions and planned and/or unplanned maintenance. In addition to the TMPL line capacity, extreme or unexpected weather events may affect the operation of the TMPL. Significant operational delays, changes in tariffs and unanticipated costs could adversely impact the refinery.
Refining gross margins are primarily driven by commodity prices and are a function of the difference between the costs of feedstock (primarily crude oil) and the market prices for the marketing of finished products (such as gasoline, diesel, jet fuel, lubricants, fuel oil and fuel and lubricant additives). Prices for commodities are determined by global and regional marketplaces and are influenced by many factors, including supply and demand balances, inventory levels, industry refinery operations, import and export balances, currency fluctuations, seasonal demand, political climate, disruptions at the refinery resulting from unplanned outages due to severe weather, fires or other operational events and plant capacity utilization. Sustained low refining margins may have an adverse effect on our revenue, profitability and ability to service debt and pay distributions.
The Burnaby Refinery faces hazards related to hydrocarbon supply and processing, including, but not limited to, fires, explosions, railcar or marine vessel incidents, oil spills, migration of harmful substances, corrosion, vandalism, terrorism and other accidents that may occur at or during transport to or from sites. The consequences of an accidental spill or release at or near any marine terminal used in connection with Sunoco LP’s operations could be significant, given the complexities of addressing releases occurring in marine environments or along populated coastlines. Such incidents could result in significant disruptions to offshore shipping activities and impede Sunoco LP’s ability to operate in any affected areas.
These hazards may interrupt operations, cause injuries or fatalities, cause loss of or damage to equipment, property, information technology or control systems, and data, or result in environmental damage that may include pollution of water, land or air. The consequences could expose Sunoco LP to business interruptions, potential liabilities, modifications to or revocation of existing regulatory approvals, fines and other environmental damages, or reputational impacts.
Sunoco LP faces a variety of risks related to its entry into the refinery business following the completion of the Parkland acquisition.
Entry into a new line of business may also subject Sunoco LP to new laws and regulations with which it is not familiar and may lead to increased litigation and regulatory risk. Further, Sunoco LP’s management team has not engaged in the refinery operations business in recent years, and Sunoco LP’s lack of recent experience may result in delays or further complications to its new business and increases its dependence upon former Parkland employees that have experience in the field. If Sunoco LP is unable to successfully implement the acquired business of Parkland, in particular, the Burnaby Refinery, Sunoco LP’s revenue and profitability may not grow as expected, its competitiveness may be materially and adversely affected, and its reputation and business may be harmed.
Our operations (including Sunoco LP’s) are subject to federal, state and local laws and regulations, in the U.S., in Canada, in Mexico, in the Greater Caribbean and in Europe, relating to the environment, health, safety and security that require it to make substantial expenditures.
Our operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations, including those relating to: terminals and underground storage tanks; the release or discharge of regulated materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of hazardous materials; the exposure of persons to regulated materials; and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Regulations under the Clean Water Act, the Oil Pollution Act of 1990 (“OPA 90”) and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above-ground storage tanks or pipelines.
Transportation and storage of refined products over and adjacent to water involves risk and potentially subjects us to strict, joint and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters, with the potential of substantial liability for the violation of permits or permitting requirements.
Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs. Additionally, permits or licenses may be difficult to obtain and may include public comment and other public involvement periods, which could affect agency considerations or the decisions reached.
Terminal operations are subject to additional programs and regulations under the Occupational Safety and Health Administration. Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Pipeline operations are also subject to a number of environmental and safety programs and regulations. Should our operations fail to comply with applicable Department of Transportation or comparable state regulations regarding pipeline safety, we could be subject to substantial fines and penalties. In addition, the adoption of recently proposed or new laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability on the current and former owners and operators of properties for the costs of investigation and removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment and disposal of hazardous substances, we may also be subject to liability at sites where such hazardous substances come to be located. We may be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites. Costs associated with the investigation and remediation of contamination, as well as associated third-party claims, could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. In addition, the presence of, or failure to remediate, identified or unidentified contamination at our properties could materially and adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.
We are required to make financial expenditures to comply with regulations governing underground storage tanks as adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures. For example, the EPA has previously published rules that amend existing federal underground storage tank rules, requiring certain upgrades to underground storage tanks and related piping to further ensure the detection, prevention, investigation and remediation of leaks and spills.
We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance that we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchases of motor fuels. Coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund.
We are responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities and insurance policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers) do not pay for investigation and remediation, and/or insurance is not available, we will be obligated to make these additional payments, which could have a material adverse impact on our business, liquidity, results of operations and cash available for distribution to our unitholders.
Our environmental, health and safety program may not identify all environmental liabilities at all of our current and former locations; material environmental or pipeline safety conditions not known to us may exist; existing and future laws, ordinances or regulations may impose material environmental or pipeline safety liability or compliance costs on us; or we may be required to make material expenditures for the remediation of contamination or pipeline integrity and safety matters.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023 (incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 1-32740) filed August 8, 2024)

4.1
Eighth Supplemental Indenture, dated as of August 25, 2025, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed August 25, 2025)

4.2
Ninth Supplemental Indenture, dated as of August 25, 2025, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed August 25, 2025)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 6, 2025	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer