Form 10-K
period 2025-12-31
Energy Transfer LP
filed 2026-02-19
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2025
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value as of June 30, 2025, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $55.98 billion.
As of February 13, 2026, the registrant had 3,440,314,575 Common Units outstanding.
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

AOCI	accumulated other comprehensive income
AROs	asset retirement obligations
BBtu	billion British thermal units
Bcf	billion cubic feet
Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content
Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels
Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT
Common Units	Common units representing limited partner interests in the Partnership
Crestwood	Crestwood Equity Partners LP
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer
DOE	United States Department of Energy
DOJ	United States Department of Justice
DOT	United States Department of Transportation
Energy Transfer GC NGL	Energy Transfer GC NGLs LLC, formerly Lone Star NGL LLC, a wholly owned subsidiary of Energy Transfer
Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
EPA	United States Environmental Protection Agency
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ET-S Permian	a joint venture between Energy Transfer and Sunoco LP, with Energy Transfer holding a 67.5% interest and Sunoco LP holding the remaining 32.5% interest
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ETP Holdco	ETP Holdco Corporation, a wholly owned subsidiary of Energy Transfer
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline and/or Explorer Pipeline Company
FEP	Fayetteville Express Pipeline LLC
FERC	United States Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Pipeline and/or Florida Gas Transmission Company, LLC, a wholly owned subsidiary of Citrus
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IDRs	incentive distribution rights
IFERC	Inside FERC’s Gas Market Report
IRS	United States Internal Revenue Service
Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly owned subsidiary of Energy Transfer
Lake Charles LNG Export	Lake Charles LNG Export Company, LLC, a wholly owned subsidiary of Energy Transfer
LNG	liquefied natural gas
Lotus Midstream	Lotus Midstream Operations, LLC

MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
Mid Valley	Mid Valley Pipeline Company LLC, a wholly owned subsidiary of Energy Transfer
MMBbls	million barrels
MMcf	million cubic feet
MTBE	methyl tertiary butyl ether
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NGPA	Natural Gas Policy Act of 1978
NuStar	NuStar Energy L.P.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ORS	Ohio River System LLC, a non-wholly owned subsidiary of Energy Transfer
OSHA	Federal Occupational Safety and Health Act
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Parkland	Parkland Corporation
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PCBs	polychlorinated biphenyls
PEP	Permian Express Partners LLC, a non-wholly owned subsidiary of Energy Transfer
PHMSA	Pipeline Hazardous Materials Safety Administration
Preferred Unitholders	Unitholders of the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units, collectively
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SCOOP	South Central Oklahoma Oil Province
Sea Robin	Sea Robin Pipeline and/or Sea Robin Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
SEC	United States Securities and Exchange Commission
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series D Preferred Units	Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Units	Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header Pipeline and/or Southeast Supply Header, LLC, a non-wholly owned subsidiary of Energy Transfer
SOFR	Secured overnight financing rate
Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage Company), a wholly owned subsidiary of Energy Transfer
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
SunocoCorp	SunocoCorp LLC, a subsidiary which owns all of Sunoco LP's outstanding Class D Units

Tiger	Tiger Pipeline and/or ETC Tiger Pipeline, LLC, a wholly owned subsidiary of Energy Transfer
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
TRRC	Texas Railroad Commission
Trunkline	Trunkline Pipeline and/or Trunkline Gas Company, LLC, a wholly owned subsidiary of Energy Transfer
Unitholders	Preferred Unitholders and holders of Energy Transfer Common Units
USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.
WTG Midstream	WTG Midstream Holdings LLC
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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries, which include SunocoCorp, Sunoco LP and USAC.
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
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are master limited partnerships, and we own the managing member of SunocoCorp, a publicly traded limited liability company.
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

The following chart summarizes our organizational structure as of February 13, 2026. For simplicity, certain entities and ownership interests have not been depicted.
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

Energy Transfer operates one of the largest intrastate pipeline systems in the United States, which provides energy logistics to major trading hubs and industrial consumption areas throughout the country. In Texas, our intrastate transportation and storage segment provides transportation of natural gas to major markets from various prolific natural gas producing areas in Texas and Louisiana (Permian Basin and Barnett, Haynesville and Eagle Ford shales) through our Oasis Pipeline, Katy Pipeline, Lobo Pipeline, RIGS and Pelico Pipeline as well as our two natural gas pipeline and storage systems: ET Fuel and HPL. In Oklahoma, we operate Enable Oklahoma Intrastate Transmission, which delivers natural gas from various shale plays in the Anadarko and Arkoma basins, as further described in “Asset Overview.”
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
Interstate Transportation and Storage Segment
Interstate natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems, and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 20,090 miles of interstate natural gas pipelines with approximately 20.1 Bcf/d of transportation capacity and another approximately 7,080 miles and 12.7 Bcf/d of transportation capacity through joint venture interests.
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
Lake Charles LNG Export, our wholly owned subsidiary, was previously developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project was expected to utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site.
From 2022 through 2025, Lake Charles LNG Export executed several LNG offtake agreements, which allowed either party to terminate the agreement if Lake Charles LNG Export did not satisfy specified conditions by a specified date. One of those conditions related to Lake Charles LNG Export making a “final investment decision” to proceed with the construction of the liquefaction project.
We were previously in discussions with several other parties for potential long-term LNG offtake and potential equity investments in the project. In December 2025, we announced the suspension of development of the Lake Charles LNG project in order to focus on allocating capital to our significant backlog of natural gas pipeline infrastructure projects that we believe provides superior risk/return profiles. Our management has determined that continued development of the project by Energy

Transfer is not warranted but we remain open to discussions with third parties who may have an interest in developing the project. In the event that a third party assumes the development of the project, it is unlikely that Energy Transfer would commit capital to the project; however, Energy Transfer would be interested in providing natural gas pipeline transportation capacity to a third party under a long term agreement to facilitate natural gas supply to the project.
As a result of Energy Transfer’s announcement, several LNG offtake agreements have been terminated based on the nonsatisfaction of the condition related to making a final investment decision by the date specified in the applicable LNG offtake agreement. Other LNG offtake agreements that have not been terminated could be assumed by a third party which continues the development of the project.
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
Through our midstream segment, we own and operate (through wholly owned subsidiaries or joint venture interests) natural gas gathering pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 13.5 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending and processing of natural gas, and our operations are currently concentrated in major producing basins and shales in Texas, New Mexico, West Virginia, Pennsylvania, Ohio, Oklahoma, Arkansas, Kansas, Louisiana, North Dakota and Wyoming. Many of our midstream assets are integrated with our intrastate transportation and storage assets as well as our NGL assets.
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
Our NGL and refined products transportation and services segment includes:
•approximately 5,750 miles of NGL pipelines;
•our Nederland Terminal and connecting pipelines which provide transportation of ethane, propane, butane, natural gasoline and ethylene from our Mont Belvieu NGL Complex to our Nederland Terminal, where these products can be exported;
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
•NGL storage facilities at our Mont Belvieu NGL Complex with a working storage capacity of approximately 63 MMBbls; and
•other NGL storage assets with an aggregate storage capacity of approximately 37 MMBbls.

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
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation (via pipeline and trucking), terminalling as well as acquisition and marketing services to crude oil markets throughout the Southwest, Midwest and Northeast United States. Through our crude oil transportation and services segment, we own and operate (through wholly owned subsidiaries or joint venture interests) more than 18,000 miles of crude oil trunk and gathering pipelines in the Southwest, Midcontinent and Midwest United States. This segment includes equity ownership interests in seven crude oil pipeline systems: the Bakken Pipeline, Bayou Bridge Pipeline, White Cliffs Pipeline, Maurepas Pipeline, the Permian Express pipelines, Enable South Central Pipeline and the Wink to Webster Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 73 MMBbls, including over 30 MMBbls at our Gulf Coast terminal in Nederland, Texas, approximately 18.2 MMBbls at our Gulf Coast terminal on the Houston Ship Channel and approximately 9.5 MMBbls at our Cushing Terminal in Cushing, Oklahoma, among others. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet of crude oil tractor trailers and truck unloading facilities, as well as third-party assets to service crude oil markets principally in the Midcontinent United States.
This segment also includes the ET-S Permian joint venture, which owns more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 MMBbls. Energy Transfer holds a 67.5% interest in the joint venture, with Sunoco LP holding the remaining 32.5%.
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

Investment in Sunoco LP
Sunoco LP is primarily engaged in energy infrastructure and distribution of motor fuels across 32 countries and territories in North America, the Greater Caribbean and Europe. Sunoco LP’s midstream operations include an extensive network of over 14,000 miles of pipeline and over 160 terminals. Sunoco LP’s fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.
On October 31, 2025, Sunoco LP acquired Parkland, a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
Sunoco LP’s fuel distribution business distributes motor fuels and other petroleum products which we supply to third-party dealers and distributors, to independent operators of commission agent locations, other commercial consumers of motor fuel and to its retail locations. Sunoco LP is the exclusive wholesale supplier of the Sunoco and EcoMaxx-branded motor fuels, supplying an extensive distribution network of company and third-party operated locations throughout North America, Europe and the Greater Caribbean. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products, such as propane and lubricating oil, and receives lease income from real estate that it leases or subleases.
Sunoco LP’s pipeline systems business includes an integrated pipeline and terminal network comprised of refined product pipeline, crude oil pipeline, ammonia pipeline and related terminals.
Through its terminals business, Sunoco LP operates transmix processing facilities and terminals. Transmix is the mixture of various off-specification refined products created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to merchantable products of gasoline and distillates. Sunoco LP’s terminals provide storage and distribution services to support its fuel distribution business and other third-party customers.
Subsequent to the Parkland Acquisition in 2025, Sunoco LP also owns the Burnaby Refinery and a 29% interest in SARA, which is a refinery based in Martinique with operations to sell refined crude oil in Guadeloupe, French Guiana and Martinique.
Investment in USAC
USAC focuses its compression services in unconventional resource plays throughout the United States, including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett and Haynesville. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil. As of December 31, 2025, USAC had 3.9 million horsepower in its fleet.
USAC operates a fleet of compression units, with an average age of approximately 13 years and a useful life that could potentially extend decades when properly maintained. USAC’s standard new-build compression units are generally configured for multiple compression stages allowing USAC to operate its units across a broad range of operating conditions. As part of USAC’s services, it engineers, designs, operates, services and repairs its compression units and maintains related support inventory and equipment.
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

Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
ET Fuel System (1)	100%	3,270	5.2	11.2
Oasis Pipeline (1)	100%	750	2.0	—
Houston Pipeline (“HPL”) System	100%	3,920	5.3	52.5
Katy Pipeline	100%	460	2.9	—
Regency Intrastate Gas System (“RIGS”)	100%	450	2.1	—
Enable Oklahoma Intrastate Transmission (“EOIT”) (1)	100%	2,200	2.4	24.0
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	140	1.4	—
Red Bluff Express Pipeline	70%	120	2.0	—
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
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2025, we had approximately 11.8 Bcf committed under fee-based arrangements with third parties and approximately 40.3 Bcf stored in the facility for our own account.
•The Katy Pipeline connects three treating facilities, one of which we own, with our gathering system known as Southeast Texas System. The Katy Pipeline serves producers in East and North Central Texas and provides access to the Katy Hub. The Katy Pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System.
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
Interstate Transportation and Storage

Asset Overview
Transwestern
Panhandle Eastern
EGT
FGT
MRT
SESH
Gulf Run
Tiger
Trunkline
Fayetteville Express
Rover
Sea Robin and Stingray
Midcontinent Express
Storage
Lake Charles LNG

The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
Florida Gas Transmission (“FGT”)	50%	5,375	4.4	—
Transwestern Pipeline	100%	2,590	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,300	2.8	57.0
Trunkline	100%	2,190	0.9	13.0
Tiger	100%	200	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	765	2.0	—
Stingray Pipeline	100%	335	0.4	—
Rover Pipeline	32.6%	720	3.4	—

Midcontinent Express Pipeline	50%	510	1.8	—
Enable Gas Transmission (“EGT”)	100%	5,700	4.8	29.3
Mississippi River Transmission (“MRT”)	100%	1,675	1.7	48.9
Southeast Supply Header (“SESH”)	50%	290	1.1	—
Gulf Run Pipeline	100%	335	3.0	—
(1)Storage capacity figure includes storage leased by affiliate Southwest Gas Storage and third-party leased storage.
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
•Transwestern Pipeline transports natural gas supply from the Permian Basin, the San Juan Basin and the Anadarko Basin. The system has bi-directional capabilities and can access Texas and Midcontinent natural gas market hubs as well as major western markets in Arizona, New Mexico, Nevada and California. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. An expansion of the Transwestern Pipeline, including upsizing pipeline diameter to increase capacity, is expected to be in-service by the end of 2029.
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
Liquefaction Project
Lake Charles LNG Export, our wholly owned subsidiary, was previously developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project was expected to utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site.
From 2022 through 2025, Lake Charles LNG Export executed several LNG offtake agreements, which allowed either party to terminate the agreement if Lake Charles LNG Export did not satisfy specified conditions by a specified date. One of those conditions related to Lake Charles LNG Export making a “final investment decision” to proceed with the construction of the liquefaction project.
We were previously in discussions with several other parties for potential long-term LNG offtake and potential equity investments in the project. In December 2025, we announced the suspension of development of the Lake Charles LNG project in order to focus on allocating capital to our significant backlog of natural gas pipeline infrastructure projects that we believe provides superior risk/return profiles. Our management has determined that continued development of the project by Energy Transfer is not warranted but we remain open to discussions with third parties who may have an interest in developing the project. In the event that a third party assumes the development of the project, it is unlikely that Energy Transfer would commit capital to the project; however, Energy Transfer would be interested in providing natural gas pipeline transportation capacity to a third party under a long term agreement to facilitate natural gas supply to the project.
As a result of Energy Transfer’s announcement, several LNG offtake agreements have been terminated based on the nonsatisfaction of the condition related to making a final investment decision by the date specified in the applicable LNG offtake agreement. Other LNG offtake agreements that have not been terminated could be assumed by a third party which continues the development of the project.

Midstream

Asset Overview
Permian Basin
Midcontinent
South Texas
North Central Texas
Ark-La-Tex
Eastern
Williston Basin
Powder River Basin
Processing

The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas	2,530
Ark-La-Tex	922
North Central Texas	700
Permian Basin	5,495
Midcontinent	2,865
Williston Basin	400
Powder River Basin	345
Eastern	200
The following information describes our principal midstream assets:
South Texas:
•Our South Texas assets, which include the Southeast Texas System and the Eagle Ford System, are an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and the Eagle Ford Shale.
The assets in our Southeast Texas System include a large natural gas gathering system that covers thirteen counties between Austin and Houston, Texas and connects to the Katy Hub through the Katy Pipeline and is also connected to the

Oasis Pipeline. This system also includes three natural gas processing plants (La Grange, Alamo and Brookeland) with an aggregate capacity of 510 MMcf/d. These plants process the rich gas that flows through our gathering system to produce residue gas and NGLs. Residue gas is delivered into our intrastate pipelines and NGLs are delivered into our NGL pipelines.
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
Ark-La-Tex:
•Our Ark-La-Tex assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger and Gulf Run pipelines. Our northern Louisiana assets include the Bistineau, Creedence, Tristate, Logansport, Magnolia, Olympia, Amoruso, and Lumberjack systems, which collectively include 13 natural gas treating facilities, with aggregate capacity of 3.5 Bcf/d.
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
North Central Texas:
•The North Central Texas System is an integrated system located in North Central Texas and extends into southern Oklahoma which gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford shales. Our North Central Texas assets include our Godley plant, which processes rich gas produced from the Barnett Shale and STACK and SCOOP plays, with an aggregate capacity of 700 MMcf/d. The Godley plant is integrated with the ET Fuel System.
Permian Basin:
•The Permian Basin Gathering System offers wellhead-to-market services to producers in 11 counties in West Texas and two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the Midcontinent and Texas natural gas markets. The NGL market outlets includes our NGL pipeline system. The Permian Basin Gathering System includes 22 processing facilities (Waha, Red Bluff, Halley, Keystone, Tippet, Panther, Rebel, Grey Wolf, Bear, Arrowhead, Carlsbad, Orla I, Orla II, Martin County, Red Lake, Lenorah, Sale Ranch, Benedum, Sonora, St. Lawrence, Jameson and Badger) with an aggregate processing capacity of 5.5 Bcf/d and one natural gas conditioning facility with an aggregate capacity of 200 MMcf/d.
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
•We operate our Midcontinent Systems primarily at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
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

NGL and Refined Products Transportation and Services

Asset Overview
Natural Gas Liquids
Refined Products
Storage
Mont Belvieu NGL Complex
Terminals
Processing/Treating
Marcus Hook Terminal
Nederland Terminal

The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Gulf Coast NGL Express	900	—	—
West Texas Gateway	510	—	—
Other Permian Basin NGL	1,600	—	—
Mariner East	680	—	—
Mariner West	450	—	—
Mont Belvieu to Nederland	320	—	—
White Cliffs(1)	540	—	—
Other NGL	750	—	—
Liquids Fractionation and Storage Facilities:
Mont Belvieu NGL Complex	—	1,150	63,000
Spindletop	—	—	8,000
Crestwood assets	—	—	12,000
ET Geismar Olefins(2)	—	35	—
Hattiesburg	—	—	5,200
Cedar Bayou	—	—	1,600

NGL Terminals:
Nederland	—	—	3,100
Marcus Hook	—	—	6,000
Inkster	—	—	860
Refined Products Pipelines:
Eastern region	1,580	—	—
Midcontinent region	480	—	—
Southwest region	590	—	—
Inland	610	—	—
J.C. Nolan Pipeline	500	—	—
Refined Products Terminals:
Eagle Point	—	—	6,700
Marcus Hook Terminal	—	—	930
Marcus Hook Tank Farm	—	—	1,900
Marketing Terminals	—	—	8,600
J.C. Nolan Terminal	—	—	130
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
•The Mariner East Pipeline System, consisting of Mariner East 2 and Mariner East 2x, has an aggregate capacity of 380 MBbls/d and transports NGLs from the Marcellus and Utica shales in western Pennsylvania, West Virginia and eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Terminal on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets.
•The Mariner West Pipeline provides transportation of ethane from the Marcellus Shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border and has a throughput capacity of approximately 50 MBbls/d.
•The Mont Belvieu to Nederland Pipeline System consists of five pipelines, which deliver export-grade propane, butane, ethane and natural gasoline from our Mont Belvieu NGL Complex to our Nederland Terminal, having a total throughput capacity of approximately 1,140 MBbls/d. The ethane pipeline is part of the Orbit Gulf Coast NGL Exports joint venture, as described below.
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
•Our Mont Belvieu NGL Complex is an integrated liquids storage and fractionation facility. The storage facility has approximately 63 MMBbls of salt dome capacity providing 100% fee-based cash flows. The storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, numerous chemical plants, refineries and fractionators.

The fractionation facility includes eight fractionators, which process NGLs delivered from several sources, including our Gulf Coast NGL Express, West Texas Gateway and Justice pipelines.
•Our Spindletop storage facilities, located in Beaumont, Texas, have 8 MMBbls of salt dome capacity.
•The Crestwood assets, acquired in 2023, include 11 LPG terminals which offer 12 MMBbls of storage capacity located in Pennsylvania, South Carolina, Mississippi, Michigan, New York and Indiana, with receipts and deliveries that are supported by both rail cars and third-party pipelines.
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
•The Orbit Gulf Coast NGL Exports joint venture consists of a 70-mile, 20-inch ethane pipeline with a throughput capacity of approximately 380 MBbls/d which delivers from our Mont Belvieu NGL Complex to our Nederland Terminal. It also includes a 180 MBbls/d ethane refrigeration facility and a 1.2 MMBbls storage facility at our Nederland Terminal. Energy Transfer owns a 58.1% interest in the joint venture.
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
•We have 37 refined products terminals with an aggregate storage capacity of approximately 8.6 MMBbls that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.
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

Crude Oil Transportation and Services

Asset Overview*
Crude Pipelines
Terminals
Major Terminals
Nederland Terminal
Houston Terminal
Midland Terminals
Cushing Terminal

*Also includes crude & water gathering assets in the Williston & Permian regions

The following details our pipelines and terminals in our crude oil transportation and services operations:

Description of Assets	Ownership Interest	Miles of Crude Pipeline	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.4%	1,170	—
Energy Transfer Crude Oil Pipeline	36.4%	745	—
Bayou Bridge Pipeline	60%	210	—
West Texas Gulf Pipeline	100.0%	584
Permian Express Pipelines	87.7%	1,030	—
ET-S Permian(1)	100.0%	5,000	11,000
Wattenberg Oil Trunkline	100%	75	360
White Cliffs Pipeline(2)	54.3%	530	100
Maurepas Pipeline	51%	35	—
Mid Valley Pipeline	100%	1,040	—
Cushing Pipeline	100%	745	—
Wink to Webster Pipeline	5%	642	—
Other, crude gathering and water gathering and disposal	100%	6,220	—
Nederland Terminal	100%	—	30,000
Marcus Hook Terminal	100%	—	1,000
Houston Terminal	100%	—	18,200
Cushing Terminal	100%	—	9,500
Patoka Terminal	87.7%	—	1,900

Price River Terminal	55%	—	200
Colt Hub	100%	20	1,200
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
Crude Oil Pipelines
Our crude oil pipelines (through wholly owned subsidiaries or joint venture interests) consist of more than 18,000 miles of crude oil trunk pipelines as well as crude oil and produced water gathering pipelines throughout the Southwest, Midcontinent and Midwest United States. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
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
Crude Oil Terminals
•Nederland, TX. The Nederland Terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores and distributes crude oil, NGLs, feedstocks, petrochemicals and bunker oils (used for fueling ships and other marine vessels). The terminal currently has a total storage capacity of over 30 MMBbls in more than 80 above ground storage tanks with individual capacities of up to 660 MBbls.
The Nederland Terminal can receive crude oil at three of its seven ship docks and all three of its barge berths. The three ship docks are capable of receiving over 2 MMBbls/d of crude oil. In addition to our crude oil pipelines, the terminal can also receive crude oil through a number of other pipelines, including the DOE. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of approximately 395 MMBbls. The terminal also has crude oil rail unloading facilities, including steam availability for heating heavy oils prior to loading.
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
Crude Oil Acquisition and Marketing
Our crude oil acquisition and marketing operations are conducted using our assets, which include 367 crude oil transport trucks, 356 trailers and 242 crude oil truck unloading facilities as well as third-party truck, rail, pipeline and marine assets.
Investment in Sunoco LP
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it across more than 40 U.S. states and territories, including Hawaii and Puerto Rico, as well as Canada, Mexico, the Greater Caribbean and Europe (32 countries and territories in North America, the Greater Caribbean and Europe) to:
•206 company-operated retail stores;
•1,638 independently operated commission agent locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;
•8,363 retail stores operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•over 13,000 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s fuel distributions operations also includes its retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
Sunoco LP’s pipeline systems operations is comprised of approximately 6,000 miles of refined product pipeline (including the pipeline in the J.C. Nolan joint venture), approximately 6,000 miles of crude oil pipeline (including the pipeline in the ET-S Permian joint venture), approximately 2,000 miles of ammonia pipeline and 69 terminals (including the J.C. Nolan and ET-S Permian joint ventures).
Additionally, Sunoco LP’s terminals operations include four transmix processing facilities and 83 terminals (two in Europe, six in Hawaii and 53 in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Sunoco LP’s refined product terminals provide storage and distribution services used to supply its own retail stations as well as third-party customers. In addition, Sunoco LP provides services at its terminals to various third-party throughput customers.
Following its acquisition of Parkland, Sunoco LP also operates the Burnaby Refinery in British Colombia, which has approximately 55,000 barrels per day of operational capacity. The refinery consumes primarily sweet conventional crude oil and sweet synthetic crude oil to produce gasoline, diesel and jet fuel among other products. The refinery meets federal and provincial regulations for lower carbon intensity transportation fuels through a combination of co-processing of bio feedstocks (i.e. canola oil, tallow, tall oil and others) and blending of low-carbon intensity fuels such as bio-diesel, renewable diesel, ethanol and others. Fuel from the refinery is sold primarily through Sunoco LP-owned retail network in British Columbia (“BC”), directly to Vancouver International Airport, and to commercial and cardlock customers.

Investment in USAC
The following details the assets of USAC:
USAC’s standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 400 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 87.6% of its total fleet horsepower as of December 31, 2025. The remainder of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.
The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2025:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order	Number of Units on Order	Total Horsepower	Number of Units	Percent of Fleet Horsepower	Percent of Units
Small horsepower
<400	488,813	2,878	—	—	488,813	2,878	12.4%	53.4%

Large horsepower
>400 and <1,000	422,920	722	—	—	422,920	722	10.6%	13.4%
>1,000	2,982,599	1,764	63,250	28	3,045,849	1,792	77.0%	33.2%
Total large horsepower	3,405,519	2,486	63,250	28	3,468,769	2,514	87.6%	46.6%
Total horsepower	3,894,332	5,364	63,250	28	3,957,582	5,392	100.0%	100.0%
All Other
The following details the significant assets in the “All Other” segment.
Compression
We own Dual Drive Technologies, Ltd, which provides compression services to customers engaged in the transportation of natural gas, including our other segments.
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2025, we owned or controlled approximately 725 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
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
Refinery
Sunoco LP’s Burnaby Refinery, acquired in the Parkland acquisition, competes with other refineries owned by major energy companies. The majority of the Burnaby Refinery’s production remains in British Columbia, Canada but faces competition with Alberta, Canada-based refineries which consume crude from Alberta, Canada and sell to the British Columbia market with transportation through the Trans Mountain Pipeline and other means. Competition is based primarily on transportation charges, reliability of supply and proximity to end users.
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
During the year ended December 31, 2025, none of our customers individually accounted for more than 10% of our consolidated revenues.
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
Regulation of Gathering Pipelines. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC, the courts and Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
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
In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the FERC reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels.
On October 17, 2024, the FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then-currently effective index by one percent. On November 20, 2025, the FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG-0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, the FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024, but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing, as well as court appeals, to determine whether pipelines may recover rate differences in other scenarios. Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking for the Five-Year Review of the Oil Pipeline Index proposing an index level of Producer Price Index for Finished Goods (PPI-FG) minus 1.42% for the period from July 1, 2026 to June 30, 2031. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
In addition to terminating the Supplemental NOPR proceeding, on November 20, 2025, FERC issued an Order Denying Rehearing of the Reinstatement Order and Granting Remedial Relief (“Remedial Relief Order”), which granted remedial relief to liquids pipelines for the locked-in period of March 1, 2022 to September 17, 2024, when the lower index was effective under the order vacated by the D.C. Circuit in LEPA v. FERC. On December 22, 2025 Energy Transfer filed a request for clarification of the Remedial Relief Order, asking FERC to clarify that pipelines are also entitled to recover interest on the amounts owed by shippers. Such request for clarification remains pending before the FERC.
On December 18, 2025, the FERC issued an Order Denying Petition for Emergency Relief (“Emergency Relief Order Denial”), which denied a petition requesting emergency relief from invoices issued by a liquid pipeline company to recover amounts of indexed rates for the period from March 1, 2022, to September 17, 2024 (“Locked-In Period”) and explains that, consistent with the Remedial Relief Order, pipelines that charged the maximum rates permitted under the FERC’s now-vacated January 2022 rehearing order during the Locked-In Period may invoice shippers to recover the amounts that would have been chargeable under the December 2020 order.
On November 20, 2025, the FERC issued a Notice of Proposed Rulemaking (“NOPR”) on the 2026 Five-Year Oil Pipeline Index, proposing to use the Producer Price Index for Finished Goods minus 1.42% as the index level beginning July 1, 2026. The NOPR is currently in the standard notice and comment period.
In January 2026, multiple shippers have filed petitions for review at the D.C. Circuit of the (i) Remedial Relief Order, (ii) Order Terminating Supplemental NOPR, and (iii) Emergency Relief Order Denial. These appeals are pending.

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
Regulation of LNG Liquefaction Facilities. The design, construction, operation, maintenance and expansion of our liquefaction facilities and the import or export of LNG are highly regulated activities subject to the jurisdiction of the FERC pursuant to the NGA. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates.
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
Regulation of Interstate Ammonia Pipelines
Sunoco LP’s ammonia pipeline is subject to regulation by the Surface Transportation Board (the “STB”) pursuant to the ICA applicable to such pipelines (which differs from the ICA applicable to interstate liquids pipelines). Under that regulation, the ammonia pipeline’s rates, classifications, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, the ammonia pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination. Similar to the crude and refined products pipelines, the rates for transportation services on the ammonia pipeline are required to be in a tariff which is posted publicly on our website, however, that tariff is not required to be on file with the STB. The STB does not prescribe an indexing approach similar to the EPAct but rates under the STB must be reasonable and the pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination.
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and refined products is subject to stringent U.S. federal, tribal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the generation, use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Similar or more stringent laws also exist in Canada. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third-party claims for personal injury or property damage, capital expenditures to retrofit or upgrade our facilities and programs, or curtailment or cancellation of permits on operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, permitting, constructing and operating our plants, pipelines and other facilities. As a result of these laws and regulations, our construction and operation costs include capital, operating and maintenance cost items necessary to maintain or upgrade our equipment and facilities.
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

We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”) and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent non-hazardous management standards. From time to time, the EPA has considered or third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas, though to date no actions to repeal or revise the exemption have been proposed. Changes in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense and, in the case of our oil and natural gas exploration and production customers, could result in increased operating costs for those customers and a corresponding decrease in demand for our processing, transportation and storage services.
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
As of December 31, 2025 and 2024, accruals of $416 million and $278 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities for estimated environmental liabilities. The increase in accruals during 2025 included the impact of $140 million recorded by Sunoco LP in connection with its acquisition of Parkland.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of ETC Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $186 million and $197 million at December 31, 2025 and 2024, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by ETC Sunoco, closed and/or sold refineries and other formerly owned sites. We have established a wholly owned captive insurance company for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2025, the captive insurance company held $103 million of cash and investments.
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
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by PCBs, and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2026 is $2.4 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. Such future costs are not expected to have a material impact on our financial position, results of operations or cash flows, but management can provide no assurance.
Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. Historically, our costs for compliance with existing Clean Air Act and comparable state law requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. The EPA and state agencies are often considering, proposing or finalizing new regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA completed attainment/non-attainment designations in 2018, and states with moderate or high non-attainment areas must submit state implementation plans to the EPA by October 2021. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. However, several groups filed litigation over the December 2020 decision, and the Biden Administration subsequently announced plans to reconsider the December 2020 final action. In August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. The review remains ongoing; however, the EPA must also review the NAAQS on a five-year cycle, and this review began in December 2025. At this time, it is not clear what actions the Trump Administration may take with respect to the review. However, compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.

Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the USACE published a final rule attempting to clarify the federal jurisdictional reach over “waters of the United States” (“WOTUS”), but legal challenges to this rule followed. In January 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, the January 2023 rule was challenged and is currently enjoined in 27 states. Separately, in May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which used the “continuous surface connection” test to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023; however, the September 2023 rule did not define the term “continuous surface connection.” Due to the injunction, implementation of the rule currently varies by state, and it remains unclear how broadly the agencies will interpret the term “continuous surface connection.” However, in November 2025, the EPA and the USACE issued a proposed rule to further update and narrow the definition of WOTUS. To the extent any future rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Additionally, for over 35 years, the USACE has authorized construction, maintenance, and repair of pipelines under a streamlined Nationwide Permit (“NWP”) program. From time to time, environmental groups have challenged the NWP program, and, in April 2020, the U.S. District Court for the District of Montana determined that NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects under the permit. In January 2021, the EPA and USACE issued a final rule reissuing and restricting NWP 12 to oil and gas pipelines and creating a new nationwide permit to authorize certain dredge and fill activities associated with utility lines conveying other substances such as brine, potable water, wastewater, and other substances excluding oil, natural gas, products derived from oil or natural gas, and electricity. The Biden Administration was asked to examine the final rule. In January 2026, the USACE issued a final rule reissuing 56 NWPs, including NWP 12 in substantially the same form as the January 2021 version. Additionally, an October 2021 decision by the District Court for the Northern District of California resulted in the vacatur of a 2020 rule revising the Clean Water Act Section 401 certification process, following which, in November 2021, USACE announced that it has temporarily suspended finalization of certain permitting decisions, including under NWP 12, that rely on a Section 401 certification or waiver under the 2020 rule. This vacatur was subsequently stayed by the U.S. Supreme Court in April 2022, and the EPA published a final rule to update and replace the relevant regulations in September 2023. In January 2026, the EPA released a proposed rule to revise the Section 401 certification process following a May 2025 memorandum concerning the September 2023 rule. The January 2026 proposed rule seeks to limit the scope of Section 401 review and clarify the regulations to ensure such reviews are completed within the one-year statutory deadline, though we cannot predict whether or not these efforts will be successful. We could face significant delays and financial costs if we must obtain individual permit coverage from USACE or if states impose additional restrictions on or delay issuance of any Section 401 water quality certification for our projects.
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
Climate Change. Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime. Notwithstanding the EPA’s recent proposal to revoke the “Endangerment Finding” that underlies that majority of its GHG-related regulations, the EPA under previous administrations has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Additionally, in December 2023, the EPA issued a final rule that established OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for the crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes will have to comply with specific standards of performance that include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The December 2023 rule also establishes a “super-emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules could be substantial. However, the EPA’s final rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit, and we cannot predict the ultimate outcome. Further, in March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc and, in November 2025, the EPA finalized an interim final rule extending certain compliance deadlines for certain provisions provided in the rules. To the extent not timely repealed or modified by the Trump Administration, GHG emission standards, including methane emissions imposed on the oil and gas sector, could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding emission reduction goals every five years beginning in 2020. However, in January 2025, President Trump signed an executive order withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitments made by the United States pursuant to the same. The full impact of these recent developments is uncertain at this time.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Litigation risks are also increasing, as several oil and gas companies have been sued for allegedly causing climate-

related damages due to their production and sale of fossil fuel products or for allegedly being aware of the impacts of climate change for some time but failing to adequately disclose such risks to their investors or customers. Various investors are becoming increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing for fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. Such efforts could make it more difficult to secure funding for exploration and production or midstream activities and could also increase the cost of obtaining financings and/or negatively affect terms of financings.
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
Powering our assets through renewable energy sources is an established part of our operations where it is economically viable to do so. We have reduced our carbon footprint by using a diversified mix of energy sources, including solar and wind power to generate electrical power. The percentage of electrical energy we purchase on a given day originating from solar and wind sources is approaching 20%. Since 2019, we have entered into dedicated solar contracts to purchase 108 megawatts of solar power to support the operations of our assets. We also operate approximately 36,720 solar panel-powered metering stations across the United States.
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
Natural Resource Reviews. The National Environmental Policy Act (“NEPA”) provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act, often requiring coordination with numerous governmental authorities. The NEPA review process can be lengthy and subjective, resulting in delays in obtaining federal approvals for projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. In July 2020, the Council on Environmental Quality (“CEQ”) issued final revisions to NEPA regulations that seek to conform the scope of direct, indirect, and cumulative impact analyses for proposed projects subject to NEPA with existing case law. And, in May 2024, the CEQ published a final rule revising the implementing regulations of the procedural provisions of NEPA and implementing amendments to NEPA included in the Fiscal Responsibility Act. The final rule was challenged by various states and the litigation remains ongoing. In November 2024, the U.S. Court of Appeals for the D.C. Circuit held that the CEQ lacks authority to issue NEPA regulations. In February 2025, the CEQ issued an interim final rule rescinding its regulations implementing NEPA and adopted as final the interim final rule in January 2026. In June 2025, several federal agencies issued their own regulations or procedures for implementing NEPA. Further, in May 2025, the Supreme Court held in Seven County Infrastructure Coalition v. Eagle County, Colorado that agency determinations under NEPA are owed substantial judicial deference and that agencies are not obligated to consider environmental impacts associated with separate projects. As a result, there is currently significant uncertainty with respect to the scope of environmental analysis required under NEPA, and NEPA procedures currently vary by agency.
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
Human Capital Management
As of December 31, 2025, Energy Transfer and its consolidated subsidiaries employed an aggregate of 22,311 employees, 1,362 of which are represented by labor unions. We believe that our relations with our employees are good.
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
Commitment to Public Health, Safety and the Environment. Protecting public health and being a good steward of the environment is an important initiative for our environmental management teams, both in the construction and operation of our assets. These teams consist of environmental engineers, scientists and geologists who seek to responsibly and efficiently reduce emissions associated with our operations, be a good steward of the land, water and air in the areas where we operate, and remain in compliance with all applicable regulations. Our environmental, health and safety department’s more than 200 environmental and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization by identifying continuous training for personnel, including training that is required by applicable laws, regulations, standards, and permit conditions. It is our policy to communicate our safety standards and expectations to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Our safety culture aims to promote an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness. Energy Transfer’s goal is operational excellence, which means an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. We believe that the OSHA Total Reportable Incident Rate (“TRIR”) is a key performance indicator that we use to evaluate our safety programs. TRIR can provide companies with a look at their safety record performance for the year by calculating the number of recordable injury and illness incidents per 200,000 hours worked. Our TRIR was 0.64 for 2025, out of approximately 22.2 million hours worked during the year, compared to a TRIR of 0.70 for 2024. We believe the Partnership’s low TRIR speaks to the Partnership’s investment in and focus on safety and environmental compliance as well as the reliability of our assets.
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
•general economic, financial and political conditions, including the impact of tariffs;
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
•any increased costs or reduced demand for crude oil and natural gas as a result of policy changes or otherwise;
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
•failure to recover the full amount of increases in the costs of our pipeline or refinery operations;
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
•the failure of Sunoco LP to integrate the acquired assets and businesses of Parkland, which significantly increased Sunoco LP’s size and diversified the business lines and the geographic areas in which it operates;
•the exposure of Sunoco LP to different legal and regulatory requirements due to it operating outside of the United States;
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
•fiduciary duties owed to SunocoCorp, Sunoco LP, USAC and their respective unitholders by their managing member or general partners, as applicable; and
•potential conflicts of interest faced by directors and officers in managing our business.
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

Risk Factor Discussion
The following discussion provides additional information regarding each of our risk factors listed above. In addition, SunocoCorp, Sunoco LP and USAC file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information.
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
•the price of natural gas, NGLs, crude oil, feedstock at Sunoco LP’s refining operations and refined products;
•the relationship between natural gas, NGL and crude oil prices;
•the weather in their respective operating areas;
•the level of competition from other midstream, transportation and storage and retail marketing companies, refinery operators and other energy providers;
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
•debt service requirements, distributions and other liabilities;
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
The prices for natural gas, NGLs, crude oil and refined products reflect market demand that fluctuates with changes in global and United States economic conditions and other factors, including:
•the level of domestic natural gas, NGLs, refined products and oil production;
•the level of natural gas, NGLs, refined products and oil imports and exports, including liquefied natural gas;
•actions taken by natural gas and oil producing nations;
•instability or other events affecting natural gas and oil producing nations;
•the impact of weather, geopolitical events such as the conflicts in Ukraine and Venezuela, political instability in the Middle East, including Iran, public health crises, and other events of nature on the demand for natural gas, NGLs, refined products and oil;
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
Our operations (including Sunoco LP’s) are subject to federal, state, provincial and local laws and regulations in North America, the Greater Caribbean and Europe, relating to the environment, health, safety and security that require it to make substantial expenditures.
Our operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations, including those relating to: terminals and underground storage tanks; refinery operations; the release or discharge of regulated materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of hazardous materials; the exposure of persons to regulated materials; and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
In the United States, regulations under the Clean Water Act, the OPA 90 and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Certain oil handling facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above-ground storage tanks or pipelines.
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
Terminal operations are subject to additional programs and regulations under OSHA, such as the Process Safety Management rule. Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Pipeline operations are also subject to a number of environmental and safety programs and regulations. Should our operations fail to comply with applicable DOT or comparable state regulations regarding pipeline safety, we could be subject to substantial fines and penalties. In addition, the adoption of recently proposed or new laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.
Certain environmental laws, including CERCLA, impose strict, and under certain circumstances, joint and several, liability on the current and former owners and operators of properties for the costs of investigation and removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment and disposal of hazardous substances, we may also be subject to liability at sites where such hazardous substances are released. We may be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites. Costs associated with the investigation and remediation of contamination, as well as associated third-party claims, could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. In addition, the presence of, or failure to remediate, identified or unidentified contamination at our properties could materially and adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.
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
Our comprehensive environmental, health and safety program may not have identified all environmental liabilities at all of our current and former locations; material environmental or pipeline safety conditions not known to us may exist; existing and future laws, ordinances or regulations may impose material environmental or pipeline safety liability or compliance costs on us;

or we may be required to make material expenditures for the remediation of contamination or pipeline integrity and safety matters.
Further, as discussed above, with Sunoco LP’s acquisition of the Burnaby Refinery located in British Columbia, we are subject to a number of additional regulatory and environmental requirements in Canada, which may increase our costs of compliance and, in turn, have a material adverse impact on our results of operations.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
As noted above, with the acquisition of the Burnaby Terminal located in British Columbia, Canada, a number of additional regulatory and environmental requirements may be triggered.
General economic, financial, and political conditions, including the impact of tariffs, may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, which was increased to 50% on June 4, 2025, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. It is possible that our operations may be affected by the resulting volatility in pricing and demand. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect each of our business segments.
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
We own and operate pipelines and terminals and, like others in our industry, we use significant amounts of steel in our projects and rely on our ability to obtain that steel in an affordable way to maintain our operating margins. Any imposition of or increase in tariffs on steel and/or other raw materials could increase our growth project costs, which may impact the profitability of new projects, and our maintenance capital expenditures, potentially in excess of budgeted amounts.
On March 12, 2025 the U.S government imposed a 25% tariff on steel imports, which was increased to 50% on June 4, 2025, and on April 2, 2025, the U.S government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S goods. The ultimate impact of these tariffs is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs, particularly on our expansion projects. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations.

Our business could be negatively impacted by inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
The U.S. inflation rate remained relatively stable through 2024 and 2025, after an extended period of rising rates, which began in 2022. A sustained increase in inflation may continue to increase our costs for labor, services and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our customers face inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition.
Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates by 100 basis points in late 2024, and 75 basis points in late 2025, the prospect of additional interest rate cuts remains uncertain and the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2025, our consolidated balance sheet reflected $5.45 billion of goodwill and $7.44 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
During 2025, two customers accounted for approximately 29% of our intrastate transportation and storage revenues. During 2025, four customers collectively accounted for 27% of our interstate transportation and storage revenues.
Certain of our joint ventures also depend on key customers. Citrus has long-term agreements with its top two customers which accounted for 57% of its 2025 revenue. For the Trans-Pecos and Comanche Trail pipelines, a single customer is the primary shipper.
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
As of December 31, 2025, approximately 6% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.

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
Our Gulf Coast facilities are strategically situated on prime real estate located in the Houston Ship Channel, which is in close proximity to both supply sources and demand sources. In recent years, the success of the Port of Houston has led to an increase in vessel traffic driven in part by the growing overseas demand for U.S. crude, gasoline, liquefied natural gas and petrochemicals and in part by the Port of Houston’s expansions to accept large container vessels, which can restrict the flow of other cargo. Increasing congestion in the Port of Houston, which is currently the busiest port in the U.S. by waterborne tonnage and which has increased volumes in the last few years, could cause our customers or potential customers to divert their business to smaller ports in the Gulf of America, which could result in lower utilization of our facilities.

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
Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing systems instead of our systems in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and could experience difficulty in replacing those lost volumes and revenues, which could materially and adversely affect our results of operations, financial position or cash flows.
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
As of December 31, 2025, we had approximately $68.33 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:
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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates, including the significant increases in prevailing interest rates as a result of changes in federal monetary and fiscal policy. Approximately $4.25 billion of our consolidated debt as of December 31, 2025 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates.
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
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”), which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 amended the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. However, the One Big Beautiful Bill Act (“OBBBA”) amended the Clean Air Act to postpone the implementation of the fee until 2034. Although the OBBBA made various changes to the incentives created under the IRA 2022, including elimination of electric vehicle credits, if the incentives offered for various clean energy industries referenced above are pursued in the future, it could further accelerate the transition of the economy away from the use of fossil fuels and decrease demand for gasoline and diesel, increase our compliance and operating costs and consequently adversely affect our business.
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
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. Additionally, several candidates for political office in both state and federal government have announced intentions to impose greater restrictions on hydraulic fracturing or produced water disposal. For example, on January 27, 2021, the Biden Administration issued an executive order temporarily suspending the issuance of new authorizations, and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters (but not tribal lands that the federal government merely holds in trust). The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, followed by a permanent injunction in August 2022, effectively halting implementation of the leasing suspension. On January 20, 2025, President Trump issued an executive order rescinding the suspension; however, litigation challenging the rescission in the U.S. District Court for the District of Alaska is ongoing.
Relatedly, the Department of the Interior (“DOI”) released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. In 2022, the recommendations in this report resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate, and in 2024, the DOI finalized a rule to modernize the fiscal terms of the leasing program. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business. Separately, in March 2024, the Bureau of Land Management (“BLM”) finalized a rule that requires operators to limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the BLM finds that an operator’s methane waste minimization plan is insufficient. The rule was challenged by various states in the District Court for the District of North Dakota and, in September 2024, the court ordered that the rule cannot be enforced against the plaintiff states pending the outcome of the litigation, and the BLM announced in December 2025 that it would delay enforcement of certain compliance deadlines under the rule through December 2026. Although the rule is currently being implemented against leases not covered by the order, the future of the rule is uncertain. Additionally, on January 28, 2026, the U.S. Department of Agriculture issued a final rule clarifying and streamlining the process for identifying and permitting federal lands managed by the U.S. Forest Service available for oil and gas leasing. In addition, the Colorado Energy and Carbon Management Commission (“CECMC”) (formerly the Colorado Oil and Gas Conservation Commission) adopted new rules to cover a variety of matters related to public health, safety, welfare, wildlife, and environmental resources, and has issued new rules regarding the cumulative impacts of oil and gas projects; most significantly, these rule changes establish more stringent setbacks (2,000-foot, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. CECMC also adopted regulations in March 2025 requiring companies to reduce the amount of fresh water used for oil and gas operations and increase the use of recycled produced water. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring even greater setbacks. While the final impacts of these developments cannot be predicted, the adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our financial condition or results of operations.
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
The District Court scheduled a status conference for February 10, 2021 to discuss the impact of the Court of Appeals’ ruling on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed in light of the Court of Appeals’ recent vacatur ruling. USACE filed a motion for a continuance of the status conference until April 9, 2021, and this motion was approved by the District Court on February 9, 2021. Dakota Access and the Tribes filed their supplemental declarations on April 19, 2021 and April 26, 2021, respectively. On April 26, 2021, the District Court requested that USACE advise it by May 3, 2021 as to USACE’s current position, if it has one, with respect to the motion. On May 3, 2021, USACE advised the District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. The USACE also advised the District Court that it expected that the EIS will be completed by March 2022. On May 21, 2021 the District Court denied the plaintiffs’ request for an injunction. The District Court further directed the parties to file a joint status report by June 11, 2021 concerning potential next steps in the litigation. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. On January 20, 2022, the Standing

Rock Sioux Tribe withdrew as a cooperating agency on the draft EIS, prompting the USACE to temporarily pause on the draft EIS. On September 8, 2023, the USACE published the Draft EIS. In December 2025, the USACE issued a Final EIS concluding that the USACE’s preferred alternative is that the USACE reissue its easement to DAPL subject to additional easement conditions. The USACE has not yet issued a Record of Decision with DAPL’s easement, but it is expected to issue in early 2026. For further information, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this annual report.
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
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, and FERC’s brief is due on February 9, 2026.
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
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental NOPR that proposed a reduction to the currently effective index by one percent. On November 20, 2025, FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG-0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024 but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing, as well as court appeals, to determine whether pipelines may recover rate differences in other scenarios. Also on November 20, 2025, FERC issued a Notice of Proposed Rulemaking for the Five-Year Review of the Oil Pipeline Index proposing an index level of Producer Price Index for Finished Goods (PPI-FG) minus 1.42% for the period from July 1, 2026 to June 30, 2031.
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
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. PHMSA is required to adjust the maximum penalties it may impose for violations for inflation; these maximum civil penalties were most recently increased in December 2024 to $272,926 per violation per day, with a maximum of $2,729,245 for a related series of violations. Upon reauthorization of PHMSA, Congress directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemaking, To that end, PHMSA issued the three final rules discussed above, significantly expanding reporting and safety requirements of operators of gas gathering pipelines, imposing safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators, and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. In October 2025, members of Congress introduced the Pipeline Safety Act of 2025, which would reauthorize appropriations for PHMSA and modernize pipeline safety regulations.
Additionally, in January 2025, PHMSA issued a final rule to minimize methane leaks from pipelines and a Notice of Proposed Rulemaking that would impose new safety measures for pipelines transporting carbon dioxide, but both efforts were subsequently withdrawn by the Trump administration, and PHMSA has not announced any intention to re-propose these or any similar rules. However, we cannot predict whether any similar regulations may be enacted in the future. Separately, on July 1, 2025 and August 21, 2025, PHMSA issued final rules amending its pipeline safety regulations to incorporate updated industry standards. However, in September 2025, industry groups requested a stay of enforcement of the July 2025 final rule, and PHMSA stated that it would use its enforcement discretion to allow regulated entities to operate under the outdated industry standards through January 1, 2027. The safety enhancement requirements and other provisions of Congressional mandates or laws regarding PHMSA, as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.
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
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime. Congress previously passed the IRA 2022 in August 2022, which, in addition to significant incentives for renewable energy and low carbon projects, also imposed a fee on methane emissions from certain sources in the oil and gas sector. In November 2024, the EPA finalized the methane emissions charge rule, although the rule was repealed in March 2025 by a Joint Resolution of Disapproval under the Congressional Review Act, and the EPA subsequently issued a final rule removing it from the Code of Federal Regulations. Additionally, OBBBA, passed by Congress in July 2025, delays implementation of the charge until 2034. We cannot predict if Congress may take further actions to repeal or revise the IRA 2022, including with respect to the methane emissions charge. Notwithstanding the EPA’s recent proposal to revoke the “Endangerment Finding” that underlies that majority of its GHG-related regulations, the EPA under previous administrations has adopted rules under authority of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. We cannot predict whether the current Administration’s deregulatory actions will ultimately be successful or if future administrations may seek to re-impose similar requirements.
Recent climate change regulations have focused on methane emissions from oil and gas operations. In June 2016, the EPA published NSPS, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions, building on previous requirements for certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Additionally, in December 2023, the EPA issued a final rule that established OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities, owners or operators of affected emission units or processes will have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The December 2023 rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, triggering certain response and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. Fines and penalties for violations of these rules can be substantial. However, the EPA’s final rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit, and we cannot predict the ultimate outcome. Further, in March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc and, in November 2025, the EPA finalized an interim final rule extending certain compliance deadlines for certain provisions provided in the rules. Several states have also adopted, or are considering, adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations or those of our customers as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding GHG emission reduction goals every five years beginning in 2020. However, in January 2025, President Trump signed an executive order withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitments made by the United States pursuant to the same. The full impact of these developments is uncertain at this time.
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
There are also increasing financing risks for fossil fuel energy companies, as various investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing for fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. Such efforts could make it more difficult for exploration and production companies and midstream companies, like us, to secure funding as well as negatively affect the cost of, and terms for, financings to fund growth projects or other aspects of our business. Additionally, in March 2024 the SEC released a final rule requiring climate disclosures. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges, with such litigation held in abeyance until the SEC reconsiders, repeals, or otherwise modifies the rule. In March 2025, the SEC voted to end its defense of the rule, though no further action has been taken at this time to repeal the rule. Meanwhile, several states have also either adopted or are considering similar rules; however legal challenges have been brought related to such rules and a final decision remains pending at this time.
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
Supply and demand for crude oil, natural gas and other hydrocarbon products we handle is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil, natural gas and other hydrocarbon products, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes, governmental incentives and funding or consumer preferences could result in decreased demand for hydrocarbon products like crude oil, natural gas and NGLs that we handle. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.
Increased attention to ESG matters and conservation measures may adversely impact our business.
Increased attention from investors, customers, employees, regulatory bodies and other stakeholders to, and societal expectations on companies to address climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and consequently demand for our midstream services, reduced profits, increased risk of investigations and litigation, heightened scrutiny of our statements and initiatives, and negative impacts on the value of our assets and access to capital. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our ESG profile. Moreover, while we are pursuing various low-carbon opportunities such as renewable power generation, renewable fuels, and carbon capture and storage projects through our alternative energy initiatives to address potential energy transition related risks, we cannot guarantee that we will be able to execute these projects in a timely manner because of permitting, technology, or other risks or that such opportunities will ultimately be successful.
Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on expectations, assumptions and hypothetical scenarios. Such expectations, assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may have or may announce various voluntary ESG targets in the future, such targets are often aspirational. We may not be able to meet or progress against such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our environmental impact instead of actual changes in our business operations. Some of these arrangements may receive scrutiny from certain constituencies.
Certain regulators, such as various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive, including for alleged “greenwashing” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Partnership faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Partnership’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Partnership’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. We cannot be certain of the impact of such regulatory, legal and other developments on our business. As a result, the Partnership may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.
ESG activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
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
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. Separately, in April 2024, BOEM issued a final rule which significantly increases the amount of new supplemental financial assurance required for offshore oil and gas lessees and other operators. The final rule, which became effective in June 2024, adopts a three-year phased compliance period for full payment of a supplemental financial assurance demand. BOEM anticipates it will take up to 24 months to complete the processing of financial assurance demands for execution. The final rule was challenged in court. While the U.S. District Court for the Western District of Louisiana declined to enjoin the rule, the litigation is stayed while BOEM pursues efforts to suspend, revise, or rescind the rule. In May 2025, the DOI announced its intent to revise and develop a new rule that is consistent with the Trump administration’s prior proposed rule on financial assurance, though the specific substance and timing of a revised rule cannot be predicted at this time. Rules such as this, as well as any new rules, regulations, or legal initiatives, could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. Separately, in January 2021, the Biden Administration issued orders temporarily suspending the issuance of new authorizations and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021 and permanent injunction in August 2022, effectively halting implementation of the leasing suspension. On January 20, 2025, President Trump issued an executive order rescinding the suspension; however, litigation challenging the rescission in the U.S. District Court for the District of Alaska is ongoing. In September 2023, the DOI published a proposed final offshore leasing program for 2024 – 2029, which was then approved by the Secretary of the Interior and authorized three Gulf of America leasing sales. Relatedly, the DOI released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business and adversely impact our business. For example, in 2024, the DOI finalized a rule to modernize the fiscal terms of the leasing program, increase costs associated with such leases and add new criteria for the DOI to consider when deciding whether to lease nominated lands. The OBBBA further mandates BOEM conduct at least two offshore lease sales annually and reduces the royalty rate for Gulf of America leases acquired at these sales. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
Through his controlling interest in our general partner, Kelcy Warren owns all of the outstanding Energy Transfer Class A Units, which represents an approximately 20% voting interest in the Partnership. Under the terms of the Energy Transfer Class A Units, upon the issuance by the Partnership of additional Common Units or any securities that have voting rights that are pari passu with the Partnership Common Units, the Partnership will issue to the general partner additional Energy Transfer Class A Units such that Mr. Warren maintains a voting interest in the Partnership that is equivalent to his voting interest in the Partnership with respect to such Energy Transfer Class A Units (approximately 20%) prior to such issuance of common units. As a result, Mr. Warren is partially protected against the dilutive effect of additional common unit issuances by the Partnership with respect to voting. As of December 31, 2025, the Partnership had outstanding 851,420,597 Energy Transfer Class A Units.
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
If our Unitholders are dissatisfied with the general partner’s performance, they have limited ability to remove the general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner; however, Mr. Warren owns a significant number of common units and, through his controlling interest in the general partner, owns all of the outstanding Energy Transfer Class A Units, which vote together with the common units and entitle the holders of the Energy Transfer Class A Units to maintain the voting percentage in Energy Transfer represented by such Energy Transfer Class A Units as of the date the initial Energy Transfer Class A Units were issued (approximately 20%) any time new common units are issued. As of February 13, 2026, Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%. As a result of this and other limitations, it may be more difficult to remove the general partner.
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
If at any time our general partner and its affiliates own more than 90% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of February 13, 2026, the directors and executive officers of our general partner owned approximately 10% of our Common Units.
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
A significant decrease in demand for motor fuel, crude oil, refinery feedstock or refined products, including increased consumer preference for alternative motor fuels, improvements in fuel efficiency or a material shift toward electric or other alternative-power vehicles, in the areas Sunoco LP serves would reduce their ability to make distributions to its unitholders.
For the year ended December 31, 2025, sales of refined motor fuels accounted for approximately 92% of Sunoco LP’s total revenues. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders, including Energy Transfer. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.

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
New technologies have been developed and from time to time governmental mandates have been implemented to improve fuel efficiency, which may ultimately result in decreased demand for petroleum-based fuel. For example, the EPA previously finalized new criteria pollutant and GHG emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. However, following the change in U.S. presidential administrations, the EPA finalized rules rescinding these standards and the GHG “Endangerment Finding,” which underpins the majority of EPA’s GHG regulations and GHG emissions standards for new motor vehicles and engines. Additionally, the Trump Administration has taken steps to reduce or eliminate incentives for zero-emission vehicles, and the OBBBA, passed by Congress in July 2025, eliminates electric vehicle credits previously available for new and used electric vehicles and commercial fleets. However, we cannot predict whether or not these regulatory repeals will ultimately be successful or if future administrations may seek to restore incentives and further promote or mandate the adoption of electric vehicles. Any of these or similar actions could result in fewer visits to Sunoco LP’s convenience stores or independently operated commission agents and dealer locations, a reduction in demand from Sunoco LP’s wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Similarly, any sustained decrease in demand for crude oil, refined products, refinery feedstock, renewable fuels or anhydrous ammonia in the markets Sunoco LP’s pipelines and terminals serve that extends beyond the expiration of Sunoco LP’s existing throughput and deficiency agreements could result in a significant reduction in throughputs in Sunoco LP’s pipelines and storage in Sunoco LP’s terminals, which would reduce Sunoco LP’s cash flows and impair Sunoco LP’s ability to make distributions to Sunoco LP’s unitholders. Factors that tend to decrease market demand include:
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
Sunoco LP’s operating results are influenced by prices for motor fuel, refinery feedstock and refined petroleum products. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, South America, Russia and Africa, could significantly impact crude oil supplies, refinery feedstock and petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on Sunoco LP’s operating results and financial condition. Sunoco LP is subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel distributed or sold at retail, and overall customer traffic, each of which in turn could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to its unitholders.
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
The dangers inherent in the storage and transportation of motor fuel, crude oil, refinery feedstock, refined petroleum products and anhydrous ammonia could cause disruptions in Sunoco LP’s operations and could expose them to potentially significant losses, costs or liabilities.
Sunoco LP’s operations are subject to significant hazards and risks inherent in transporting and storing motor fuel, crude oil, refinery feedstock, refined petroleum products and anhydrous ammonia. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to its properties and the properties of others. Any such event not covered by Sunoco LP’s insurance could have a material adverse effect on its business, financial condition, results of operations and cash available for distribution to its unitholders. Additionally, Sunoco LP’s pipelines, terminals, storage assets and refinery operations are generally long-lived assets, and some have been in service for many years. The age and condition of Sunoco LP’s assets could result in increased maintenance or repair expenditures in the future. If any of Sunoco LP’s facilities, or those of its customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on Sunoco LP’s results of operations and financial condition as a whole.
Sunoco LP’s pipelines, fuel storage terminals and refinery operations are subject to operational and business risks which may adversely affect its financial condition, results of operations, cash flows and ability to make distributions to its unitholders.
Sunoco LP’s pipelines, fuel storage terminals and refinery are subject to operational and business risks, the most significant of which include the following:
•the inability to renew a ground lease for certain of its pipelines, fuel storage terminals or at the Burnaby Refinery on similar terms or at all;
•the dependence on third parties to supply its fuel storage terminals and refinery feedstock;
•outages at its pipelines, fuel storage terminals or Burnaby Refinery, or interrupted operations due to weather-related or other natural causes;
•the threat that the nation’s terminal infrastructure and the Burnaby Refinery may be a future target of terrorist organizations;
•the volatility in the prices of the products transported on its pipelines, stored at its fuel storage terminals or its refinery feedstock and the resulting fluctuations in demand for storage services;
•the effects of a sustained recession or other adverse economic conditions;
•the possibility of federal and/or state regulations that may discourage its customers from transporting or storing gasoline, diesel fuel, ethanol and jet fuel at its fuel storage terminals or reduce the demand by consumers for petroleum products, and the possibility of federal, state or provincial regulation in Canada, particularly with respect to the Burnaby Refinery;
•competition from other pipelines and fuel storage terminals that are able to provide its customers with comparable transportation service or storage capacity at lower prices or from other refineries servicing the Lower Mainland in Canada; and
•climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for its transportation and storage services.
The occurrence of any of the above situations, amongst others, may affect operations at Sunoco LP’s fuel storage terminals or the Burnaby Refinery and may adversely affect Sunoco LP’s business, financial condition, results of operations, cash flows and ability to make distributions to its unitholders.

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
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 61% of Sunoco LP, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
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
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINs”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINs to other obligated parties, which may cause an impact on the fuel margins associated with Sunoco LP’s sale of gasoline. In addition, the RFS regulations are highly complex and evolving, and the RINs market is subject to significant price volatility as a result. In June 2025, the EPA proposed volume requirements for 2026 and 2027 that continue to build on the increasing volume requirements established in July 2023, though the substance of any final rule is uncertain.
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
Integration of assets and businesses acquired by Sunoco LP in past acquisitions or future acquisitions with its existing business will be a complex, time-consuming and costly process, particularly given that assets acquired to date significantly increased Sunoco LP’s size and diversified the geographic areas in which it operates. A failure to successfully integrate the acquired assets or businesses, such as Parkland, with Sunoco LP’s existing business in a timely manner may have a material adverse effect on its business, financial condition, results of operations or cash available for distribution to its unitholders.
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
Sunoco LP acquired Parkland, a Canadian corporation, indirectly through Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP. The acquisition involved the creation of SunocoCorp, within our ownership structure, and resulted in Sunoco LP’s expansion into jurisdictions where it did not previously have an operating footprint, which may expose Sunoco LP to additional regulatory, operational and geopolitical risks. See “—Risks Relating to Our Partnership Structure—Our Subsidiaries—Sunoco LP operates assets outside of the United States, which exposes Sunoco LP to different legal and regulatory requirements and additional risk” for more information.
Sunoco LP’s acquisition of Parkland involved the combination of a U.S. master limited partnership with a Canadian corporation and involved the creation of a separate public company, SunocoCorp, within our ownership structure, and resulted in its expansion into jurisdictions where it did not previously have an operating footprint, which may expose Sunoco LP to additional regulatory, operational and geopolitical risks. See “—Regulatory Matters—Sunoco LP operates assets outside of the United States, which exposes Sunoco LP to different legal and regulatory requirements and additional risk” for more information.
The combination of two independent businesses is complex, costly and time consuming, and Sunoco LP will be required to continue to devote significant management attention and resources to integrating the business practices and operations of Parkland into Sunoco LP to achieve, among other things, the targeted cost synergies associated with the acquisition. To the extent Sunoco LP is unable to successfully integrate the business and operations of Parkland into its operations, and to the extent Sunoco LP is unable to successfully manage the creation and associated expenses of SunocoCorp, Sunoco LP’s business, results of operations and its ability to achieve the anticipated benefits of the acquisition may be adversely affected.
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
Following the Parkland acquisition, Sunoco LP owns and operates a refinery located in Burnaby, British Columbia (the “Burnaby Refinery”), which produces and supplies fuel within the Lower Mainland in British Columbia, Canada. The Burnaby Refinery has two crude units, including a 25,000 barrel per day crude unit and a 30,000 barrel per day splitter, that are designed to process Canadian light and medium sweet crudes.
Key operational risks at the Burnaby Refinery include: supply disruptions of crude oil and bio-feedstocks, product offtake contract issues or interruptions, operational availability, labor and material shortages, compliance with regulatory requirements, includes GHG emission and low-carbon fuel intensity production requirements, and local community opposition. Major accidents could cause significant damage and may result in operational interruptions, loss of licenses, fines, reputational damage, injuries or fatalities. Large amounts of power, heat by way of natural gas and large volumes of water are used to refine crude oil, the supply of which is not in our control, and even a temporary interruption of power, natural gas or water could adversely affect continuous operations. Unanticipated costs and delays during maintenance may negatively impact Sunoco LP’s operational results. Scheduled and unscheduled maintenance and repairs at the Burnaby Refinery may reduce revenue and increase Sunoco LP’s operating costs, impacting our financial and operational results.
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
Entry into a new line of business in a new jurisdiction may also subject Sunoco LP to new laws and regulations with which it is not familiar and may lead to increased litigation and regulatory risk. In addition, there is some risk as it relates to indigenous groups asserting aboriginal or treaty rights in various regions of western Canada, particularly in British Columbia. Such claims may affect many businesses operating in western Canada as the claims are litigated or settled with the federal and provincial governments. The federal and provincial governments have a duty to consult with indigenous people on actions and decisions that may affect their aboriginal or treaty rights and, in certain cases, accommodate their concerns. The government’s duty to consult may be triggered if Sunoco LP applies to obtain or renew significant permits, leases, licenses or other approvals for its operations in the traditional territories of indigenous groups. Sunoco LP’s management team has not engaged in the refinery operations business in recent years and continues to familiarize itself with the Canadian regulatory landscape, which imposes more stringent requirements than those in the other jurisdictions in which it operates. If Sunoco LP is unable to successfully implement the acquired business of Parkland, in particular, the Burnaby Refinery, Sunoco LP’s revenue and profitability may not grow as expected, its competitiveness may be materially and adversely affected, and its reputation and business may be harmed.
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
USAC’s contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC’s customers upon notice as provided for in the applicable contract. For the year ended December 31, 2025, approximately 19% of USAC’s compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-

to-month contracts at substantially lower rates, it could have a material adverse effect on USAC’s business, results of operations, financial condition and cash available for distribution.
Risks Related to Conflicts of Interest
The fiduciary duties of our general partner’s officers and directors may conflict with those of SunocoCorp’s, Sunoco LP’s or USAC’s respective managing member or general partners, as applicable.
Conflicts of interest may arise because of the relationships among SunocoCorp, its managing member, Sunoco LP, USAC, their general partners and us. Our General Partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our Unitholders. Some of our general partner’s directors or officers are also directors and/or officers of Sunoco LP’s general partner, USAC’s general partner or SunocoCorp’s managing member, and have fiduciary duties to manage the respective businesses of Sunoco LP, USAC and SunocoCorp in a manner beneficial to Sunoco LP, USAC, SunocoCorp and their respective unitholders. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.
Although we control SunocoCorp, Sunoco LP and USAC through our ownership of SunocoCorp’s managing member and Sunoco LP’s and USAC’s general partners, SunocoCorp’s managing member and Sunoco LP’s and USAC’s general partners owe duties to SunocoCorp and SunocoCorp’s unitholders, Sunoco LP and Sunoco LP’s unitholders and USAC and USAC’s unitholders, respectively, which may conflict with our interests.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and SunocoCorp and its respective members and Sunoco LP and USAC and their respective limited partners, on the other hand. The directors and officers of Sunoco LP’s and USAC’s general partners and SunocoCorp’s managing member have duties to manage Sunoco LP, USAC, and SunocoCorp, respectively, in a manner beneficial to us. At the same time, the general partners and the managing member have fiduciary duties to manage Sunoco LP and USAC and SunocoCorp in a manner beneficial to Sunoco LP and USAC and their respective limited partners and to SunocoCorp and its members. Sunoco LP’s and USAC’s general partner and SunocoCorp’s managing member will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.
For example, conflicts of interest with SunocoCorp, Sunoco LP and USAC may arise in the following situations:
•the allocation of shared overhead expenses to SunocoCorp, Sunoco LP, USAC and us;
•the management of the ET-S Permian joint venture;
•the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and SunocoCorp, Sunoco LP and USAC, on the other hand;
•the determination of the amount of cash to be distributed to Sunoco LP’s and USAC’s partners and the amount of cash to be reserved for the future conduct of Sunoco LP’s and USAC’s businesses;
•the determination whether to make borrowings under Sunoco LP’s and USAC’s revolving credit facilities to pay distributions to their respective partners;
•the determination of whether a business opportunity (such as a commercial development opportunity or an acquisition) that we may become aware of independently of Sunoco LP and USAC is made available for Sunoco LP and USAC to pursue; and
•any decision we make in the future to engage in business activities independent of SunocoCorp, Sunoco LP and USAC.
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
Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over our interests. These conflicts include, among others, the following:
•our general partner is allowed to take into account the interests of parties other than us, including SunocoCorp, Sunoco LP and USAC, and their respective affiliates and any general partners and limited partnerships acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duties to us.
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
The tax treatment of our Preferred Units is uncertain. With respect to Preferred Units (other than Series I Preferred Units), we will treat Preferred Unitholders as partners for tax purposes and will treat distributions on such Preferred Units as guaranteed payments for the use of capital that will generally be taxable to such Preferred Unitholders as ordinary income. Holders of our

Preferred Units (other than Series I Preferred Units) will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution). Otherwise, except in the case of our liquidation, holders of our Preferred Units (other than Series I Preferred Units) are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to such Preferred Unitholders. If the Energy Transfer Preferred Units (other than Series I Preferred Units) were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to Preferred Unitholders.
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
The Partnership maintains a shared services cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by our Chief Information Officer, who is supported by a team of full-time employees tasked with conducting our day-to-day information technology (“IT”) operations (collectively, the “IT team”). Furthermore, the Partnership considers cybersecurity risks as part of, and has incorporated its cybersecurity program into, the Partnership’s overall risk management processes. Through engagement with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG), we seek to follow industry cybersecurity standards and protect our infrastructure against cyber attacks from domestic and international threats.
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
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to our business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Due to the number of acquisitions made by the Partnership over the past few years and the time it takes to implement technology standards across the enterprise, certain assets may be in different stages of integration and may have incomplete cybersecurity controls applied. For additional information on cybersecurity risks, see “Item 1A. Risk Factors—Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results; and —Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.”
Board of Directors’ Oversight and Management’s Role
Our Chief Information Officer is responsible for assessing and managing the Partnership’s material risks from cybersecurity threats, including cybersecurity threat prevention, detection, mitigation and remediation for the combined organization, and oversees the Partnership’s functions of IT, cybersecurity, infrastructure and IT governance (including the Partnership’s IT team). Our Chief Information Officer has more than 35 years of experience leading business technology functions. The Partnership’s IT team supports the Chief Information Officer in our efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our IT infrastructure. The members of this team have over 50 years of combined experience in the field of IT, including 20 years dedicated to cybersecurity, and hold various certifications, including Global Industrial Cyber Security Professional (GICSP), Certified Information Systems Security Professional (CISSP) and Certified Ethical Hacker (CEH) certifications. Our cyber incident response plan requires IT team members who detect suspicious activity in our IT environment to escalate that activity to a supervisor who then evaluates the threat. If necessary, the suspicious activity is reported to the Chief Information Officer. Management (including representatives from the legal, human resources, IT and corporate security departments) is notified by the IT team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations.
The Partnership’s Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Audit Committee. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and regarding the steps taken to mitigate such risks. The Audit Committee reviews periodic reporting and updates regarding our cybersecurity risk management.
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
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2025.
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
Sunoco LP, Aloha Petroleum and other Energy Transfer affiliates are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Energy Transfer intends to vigorously defend the subject claims.
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas (“USDC”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the federal district court case. On May 24, 2022, the District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the federal district courts had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the federal district courts for further proceedings.
On September 13, 2023 the District Court ordered that the District Court case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and District Court proceedings remain stayed pending resolution of the case pending before the United States Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and District Court proceedings remain stayed at this time. The USDC set a scheduling conference for December 16, 2025. The parties filed a motion to continue the status conference on December 10, 2025 and on January 20, 2026 to extend the status conference to March 2026 for the purposes of the parties engaging in settlement discussions. The USDC has set the status conference for March 3, 2026. Energy Transfer and Rover intend to vigorously defend this claim.
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
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver. On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. Briefing on those motions was completed on November 4, 2022. By order issued on October 20, 2023, the trial judge dismissed the Ohio EPA’s Fourth Amended Petition. On November 17, 2023, the State of Ohio appealed the trial judge’s decision to Ohio’s Fifth District Court of Appeals. The State filed its initial brief on January 8, 2024 and Energy Transfer’s and Rover’s responsive brief was filed February 20, 2024. The State filed a reply brief on February 26, 2024. Oral argument on the appeal was held on August 27, 2024. On October 1, 2024, Ohio’s Fifth District Court of Appeals affirmed the trial judge’s decision. The State of Ohio sought permission to appeal this decision from the Ohio State Supreme Court. Energy Transfer and Rover have opposed such permission. On January 28, 2025, the Ohio State Supreme Court declined to hear the State’s appeal. The time period has passed for the State of Ohio to seek reconsideration of this Order with the Ohio Supreme Court. On April 25, 2025, the State of Ohio filed a Petition for Writ of Certiorari with the U.S. Supreme Court. Rover filed a Brief in Opposition on June 30, 2025. The State of Ohio filed a reply brief on July 11, 2025. On October 6, 2025, the U.S. Supreme Court denied the State of Ohio’s Petition for Writ of Certiorari, concluding this matter.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas L.L.C. and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleged discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of Transwestern. The State sought damages in the range of $50 million to $60 million plus the attorneys’ fees from Transwestern. The parties agreed to a settlement in September 2025. The parties executed a settlement agreement in February 2026 and dismissed the case.
On June 29, 2022, near Henderson, Tennessee, a Mid Valley mowing contractor struck an exposed section of the 22-inch diameter Hornsby to Denver line segment while mowing. The brush cutter mowing implement cut open the pipeline and released an estimated 4,345 barrels of crude oil into the surrounding area. Approximately 3,343 barrels of crude oil were recovered during initial remediation activities with the remaining volume contained within the materials removed and disposed of in accordance with applicable environmental laws and regulations. Corrective action was completed pursuant to the Tennessee Department of Environment and Conservation's ("TDEC") Division of Remediation -Voluntary Action Program ("VAP") and on May 23, 2023, Mid Valley received a No Further Action letter from the TDEC for the corrective action work related to the incident. Additional environmental work was completed in late August 2023 along the pipeline right-of-way to address a small oil seep which required soil removal and site restoration. The TDEC was notified and a follow-up report will be submitted to the agency documenting completion. Mid Valley received a Notice of Federal Interest regarding the incident and is awaiting final invoicing from the federal agencies (United States Environmental Protection Agency and United States Fish and Wildlife Service) and their consultants related to the incident. Mid Valley has also supplied PHMSA with information as requested. On October 13, 2023, Mid Valley received a Notice of Proposed Safety Order ("NOPSO") from PHMSA related to this incident and other historical incidents on the Mid Valley pipeline system. Following an informal consultation with PHMSA, PHMSA executed a Consent Agreement with Mid Valley on April 24, 2025. No other government agency action has occurred. Groundwater monitoring wells were abandoned on June 12, 2023, which concluded environmental related activities associated with the incident site. No injuries resulted from the incident.
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
On October 13, 2023, Mid Valley Pipeline Company LLC, (“Mid Valley”) received a NOPSO from the PHMSA related to various historical accidents and complaints reported to PHMSA on the Mid Valley system. The NOPSO requests that Mid Valley perform several proposed corrective measures within six months of receipt of a Safety Order; however, in response, Mid Valley requested that PHMSA engage in informal consultations prior to issuing a Safety Order in an effort for the parties to potentially enter into a Consent Agreement and Order. Informal consultation is underway. In the event a Consent Agreement and Order is not reached between the parties during this process, Mid Valley may request a Hearing on the NOPSO. The informal consultation process has concluded with PHMSA and Mid Valley reaching agreement on the Corrective Measures. PHMSA issued the Consent Agreement which was signed by Mid Valley on March 21, 2025. The fully executed version of the Consent Agreement was received by Mid Valley on April 24, 2025. All items required by the Consent Agreement have been completed and documentation submitted to PHMSA for review except for the bi-annual report on the internal corrosion control program which is due in March 2026.
On June 15, 2023, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (collectively “NOPV”), CPF 4-2023-011-NOPV, identifying three probable violations with compliance order actions associated with two of them and civil penalties proposed in an amount totaling approximately $2 million. The NOPV related to a PHMSA Accident Investigation Division investigation of a pigging incident which occurred on March 26, 2020 at the Partnership’s Borcher Station in Kansas and resulted in a fatality. The Partnership challenged PHMSA’s alleged violations and related civil penalties and compliance order actions contained in the NOPV. After an administrative hearing, which was held on April 24, 2024 before a PHMSA Presiding Official, the PHMSA Southwest Region recommended to remain relatively firm on the NOPV, only slightly reducing the civil penalty by approximately $19 thousand. The Partnership challenged the PHMSA administrative process in federal court, alleging among other things that PHMSA’s in-house administrative enforcement process was unconstitutional. In response, PHMSA has withdrawn the NOPV, terminated its in-house administrative action, and elected to file an enforcement action in federal court. The Partnership paid approximately $1.4 million and settled the case on December 31, 2025. The Court terminated the case on January 12, 2026.
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
On January 31, 2025, a release of refined products was discovered from the 14-inch Twin-Oaks to Newark Pipeline in Upper Makefield Township, Bucks County, Pennsylvania. The release allegedly impacted certain properties and water wells near the release location. On February 13, 2025, SPLP voluntarily entered into the Pennsylvania remediation program through a Notice of Intent to Remediate, which was revised on March 4, 2025. On March 6, 2025, the Pennsylvania Department of Environmental Protection issued an Administrative Order directing that SPLP conduct the remediation. On May 2, 2025, PHMSA entered a Consent Order, adopting an agreement SPLP entered into with PHMSA on April 30, 2025. Finally, on April 9, 2025, SPLP was advised that the Bucks County District Attorney’s Office has referred the matter to the Pennsylvania Attorney General’s Office, Environmental Crimes Unit. The Attorney General’s Office has accepted the referral and opened an investigation. Potential charges, penalties or damages are not known at this time. PHMSA issued a Warning Letter to the Partnership on September 11, 2025 alleging certain violations of the Consent Order but stating that it would not conduct additional enforcement action at this time. In addition, certain property owners near the release location have filed civil suits in Philadelphia County Court, 1st Judicial District of Pennsylvania, against SPLP, Energy Transfer and Energy Transfer R&M, alleging damages for lost property values, nuisance, remediation costs and other tort damages relating to the release. We cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Units
As of February 13, 2026, there were 9,702 holders of record of our Common Units, which number does not separately account for individual participants in securities positions listings. Common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in Energy Transfer’s Partnership Agreement.
As of December 31, 2025, limited partners own an aggregate 99.9% limited partner interest in us. Our General Partner owns an aggregate 0.1% general partner interest in us. Our Common Units are registered under the Exchange Act, and are listed for trading on the NYSE under the ticker symbol “ET.” Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described in “Cash Distribution Policy.”
Energy Transfer Class A Units
As of February 13, 2026, the Partnership had outstanding 851,501,729 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional Common Units or any securities that have voting rights that are pari passu with the Partnership Common Units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance of common units. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
Energy Transfer Preferred Units
As of December 31, 2025, the Partnership had the following series of preferred units outstanding:

Series of Preferred Units	Units Issued and Outstanding	Liquidation Preference per Unit
Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	550,000	$1,000
Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	1,484,780	1,000
Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units	900,000	1,000
Series I Fixed Rate Perpetual Preferred Units	41,464,179	9.1273
The Partnership redeemed all of the Series A Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units during 2024, and all of the Series F Preferred Units in 2025.
Additional information for each series of outstanding preferred units, including information on distributions and redemption, is available in Note 8 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data.."
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
The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” of this report.
Discussion and analysis of matters pertaining to the year ended December 31, 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 16, 2024.
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
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are master limited partnerships, and we own the managing member of SunocoCorp, a publicly traded limited liability company.
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
Acquisitions
Terminal Facilities Acquisition
In the third quarter of 2025, Energy Transfer completed the acquisition of two terminal facilities for total cash consideration of approximately $176 million.
Parkland Acquisition by Sunoco LP
On October 31, 2025, Sunoco LP completed the previously announced acquisition of Parkland whereby Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP, indirectly acquired all the outstanding shares of Parkland, in exchange for cash and SunocoCorp units that were contributed by SunocoCorp to Sunoco LP at the close of the acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close. In connection with the closing of the Parkland acquisition, Sunoco LP paid approximately $2.6 billion to Parkland’s shareholders and transferred 51,517,198 SunocoCorp common units, which Sunoco LP had received from SunocoCorp in exchange for its issuance of 51,517,198 Class D Units to SunocoCorp.
TanQuid Acquisition by Sunoco LP
On January 16, 2026, Sunoco LP completed the previously announced acquisition of TanQuid for approximately €465 million (approximately $540 million as of January 16, 2026), including approximately €300 million of assumed debt, less approximately €39 million of cash acquired. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under Sunoco LP’s credit facility.
Other Sunoco LP Acquisitions
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
In the fourth quarter of 2025, Sunoco LP acquired a total of 27 fuel distribution consignment sites and 36 dealer sites, as well as commercial customers, in four separate transactions for total cash consideration of approximately $64 million, plus working capital.
J-W Power Company Acquisition by USAC
On January 12, 2026, USAC completed the J-W Power Company acquisition, a large privately-held provider of compression services in the United States, for total consideration of approximately $860 million, consisting of approximately $430 million in cash and approximately 18.2 million newly issued USAC common units.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the D.C. Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding an individual entity’s ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impact of the FERC’s policy on the treatment of income taxes on the rates we can charge for FERC-regulated transportation services is unknown at this time.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan

Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, and FERC’s brief is due on February 9, 2026.
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

On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the FERC reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, the FERC issued a Supplemental NOPR that proposes a reduction to the currently effective index by one percent. On November 20, 2025, the FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG-0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, the FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024 but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing, as well as court appeals, to determine whether pipelines may recover rate differences in other scenarios. Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking for the Five-Year Review of the Oil Pipeline Index proposing an index level of Producer Price Index for Finished Goods (PPI-FG) minus 1.42% for the period from July 1, 2026 to June 30, 2031.
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
Operators and industry groups have challenged the Plan in the D.C. Circuit, as well as the legal predicates to the individual upwind states’ inclusion in the Plan in the regional circuits. The effectiveness of the rule is currently stayed in the nine states within the Partnership’s footprint, by nature of judicial stays of the legal predicate to the Plan, by judicial stay of the Plan itself by the U.S. Supreme Court, or by the administrative stay issued by the EPA in October 2024. On June 18, 2025, the U.S. Supreme Court ruled that the regional circuits are the appropriate venue for the proceedings. On July 30, 2025, the Court of Appeals for the Tenth Circuit placed the case in abeyance pending the EPA’s reconsideration of its disapproval of upwind states’ state implementation plans addressing their Plan obligations. Proceedings challenging the Plan in the D.C. Circuit were also placed in abeyance on May 2, 2025 pending the EPA’s reconsideration of the Plan. The EPA is preparing a proposed rulemaking as part of the reconsideration process, and on January 27, 2026, the EPA announced its proposal to approve state implementation plans for eight states, including those in which we operate, which would resolve those states’ obligations under the Good Neighbor Plan. We cannot predict with any certainty the substance of any later proposed rule or the potential impacts on the Partnership.
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
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brought the Partnership into scope of the Pillar Two global minimum tax regime. Several jurisdictions in which we now operate have enacted legislation implementing the Organization for Economic Co-operation and Development ("OECD") Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. The Partnership has accrued $1 million of current tax expense related to Pillar Two global minimum taxes subsequent to the Parkland acquisition in 2025.
On January 5, 2026, the OECD released administrative guidance that provides safe harbors for U.S. parented multinational groups under the Pillar Two framework. Effective for fiscal years beginning on or after January 1, 2026, U.S. parented multinational groups would be exempt from the main charging provisions under the Pillar Two framework. Management expects that, starting in 2026, the Partnership should not be subject to top-up taxes in certain low-tax jurisdictions to the extent legislation adopting the safe harbors is enacted in the jurisdictions in which the Partnership operates. However, the timing of legislative enactment in the various countries is uncertain and the magnitude of such impacts cannot be reasonably estimated at this time.
Trends and Outlook
Overall, we continue to believe the Partnership’s outlook is strong, as it has a stable business that has demonstrated its ability to manage through various market cycles. We expect future growth to be supported by production improvements and increased utilization of our existing assets, as well as continued strong domestic and international demand for our products.
We previously announced, and recently updated, the Partnership’s outlook for 2026, which reflected our expectation for an increase in the Partnership’s Adjusted EBITDA, which includes the benefit of significant new projects ramping up and/or coming online and also includes the benefit of recent acquisitions by Sunoco LP and USAC.
While we anticipate that current and projected commodity prices and the related impact to activity levels in both the upstream and midstream sectors will continue to impact our business, we cannot predict the ultimate magnitude of that impact and expect it to be varied across our operations, depending on the region, customer, type of service, contract term and other factors.
For 2026 and beyond, we expect continued increasing demand from new data centers, power plants and LNG exports to support increased production, while increased global demand for petrochemicals and NGL feedstocks is expected to support higher volumes of NGL production and exports on existing assets and assets currently being developed or under construction. In addition, in the United States, we expect a constructive regulatory environment, which we anticipate being favorable for project development and our operations in general.
Ultimately, the extent to which our business will be impacted by future market developments depends on factors beyond our control, which are highly uncertain and cannot be predicted. Our previously announced outlook includes an expected increase in growth capital expenditures up to a range of $5.0 billion to $5.5 billion in 2026, primarily on projects enhancing the Partnership’s natural gas and NGL networks. While we anticipate a healthy capital expenditure program in 2026 and beyond, we expect to continue to be prudent going forward as we allocate capital across our business segments. See “Liquidity and Capital Resources” for additional information on our capital expenditures over the last two years and our forecasted capital expenditures for 2026.
We currently have ample liquidity to fund our business, and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources”). In addition, we continue to have access to the debt capital markets on generally favorable terms. We will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future.
Results of Operations
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total Partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt, certain foreign currency transaction gains and losses and other non-operating income or expense items, as well as certain non-

recurring gains and losses. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Consolidated Results

	Years Ended December 31,
	2025	2024	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,213	$1,358	$(145)
Interstate transportation and storage	1,936	1,828	108
Midstream	3,164	2,910	254
NGL and refined products transportation and services	4,143	4,179	(36)
Crude oil transportation and services	2,942	3,177	(235)
Investment in Sunoco LP	2,047	1,457	590
Investment in USAC	614	584	30
All other	(75)	(10)	(65)
Adjusted EBITDA (consolidated)	$15,984	$15,483	$501

	Years Ended December 31,
	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$5,708	$6,565	$(857)
Depreciation, depletion and amortization	5,682	5,165	517
Interest expense, net of interest capitalized	3,474	3,125	349
Income tax expense	350	541	(191)
Impairment losses and other	285	52	233
Non-cash compensation expense	148	151	(3)
Unrealized (gains) losses on commodity risk management activities	(130)	56	(186)
Inventory valuation adjustments (Sunoco LP)	156	86	70
Losses on extinguishments of debt	34	12	22
Adjusted EBITDA related to unconsolidated affiliates	726	692	34
Equity in earnings of unconsolidated affiliates	(419)	(379)	(40)
Gain on sale of West Texas assets (Sunoco LP)	—	(586)	586
Other, net	(30)	3	(33)
Adjusted EBITDA (consolidated)	$15,984	$15,483	$501

Net Income. For the year ended December 31, 2025 compared to the prior year, net income decreased $857 million, or 13%, primarily due to a $586 million gain recognized by Sunoco LP on its sale of West Texas assets in the prior year, a $517 million increase in depreciation, depletion and amortization and a $349 million increase in interest expense, net of interest capitalized, partially offset by a $501 million increase in Adjusted EBITDA, a $191 million decrease in income tax expense and a $186 million favorable impact from unrealized gains and losses on commodity risk management activities. These changes are discussed in more detail below.
Adjusted EBITDA (consolidated). For the year ended December 31, 2025 compared to the prior year, Adjusted EBITDA increased $501 million, or 3%, primarily due to increases in our midstream segment, our interstate transportation and storage segment and our investment in Sunoco LP segment, partially offset by decreases in our intrastate transportation and storage segment and our crude oil transportation and services segment.
Additional information on changes impacting Adjusted EBITDA for the year ended December 31, 2025 compared to the prior year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased primarily due to an increase in aggregate debt balances following the acquisitions of NuStar, Parkland and WTG Midstream Holdings LLC and the refinancing of certain preferred units with long-term debt.
Income Tax Expense. For the year ended December 31, 2025 compared to the same period last year, income tax expense decreased primarily due to a taxable gain recognized by a corporate subsidiary of Sunoco LP upon its completion of the sale of convenience stores to 7-Eleven, Inc. in 2024.
Impairment Losses and Other. For the year ended December 31, 2025, impairment losses and other primarily reflected an impairment of the assets associated with the Lake Charles LNG export project due to the suspension of the project. For the year ended December 31, 2024 impairment losses and other were primarily related to Sunoco LP’s termination of a lease in June 2024.
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
Inventory Valuation Adjustments (Sunoco LP). Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the years ended December 31, 2025 and 2024, decreases in fuel prices caused the lower of cost or market reserve requirements to increase by $156 million and $86 million, respectively, which reduced net income.
Losses on Extinguishment of Debt. For the year ended December 31, 2025, losses on extinguishment of debt primarily related to Sunoco LP's termination of bridge financing related to the Parkland acquisition. For year ended December 31, 2024, losses on extinguishment of debt included amounts recognized upon debt redemptions by Energy Transfer, Sunoco LP and USAC.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Gain on Sale of West Texas Assets (Sunoco LP). The gain on sale of West Texas assets relates to the gain recognized by Sunoco LP upon completion of the sale of convenience stores to 7-Eleven, Inc. in April 2024.
Other, net. Other, net primarily includes amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2025	2024	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$153	$136	$17
MEP	74	63	11
White Cliffs	17	19	(2)
Explorer	26	34	(8)
SESH	57	45	12
Other	92	82	10
Total equity in earnings of unconsolidated affiliates	$419	$379	$40

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$341	$329	$12
MEP	108	98	10
White Cliffs	37	38	(1)
Explorer	43	53	(10)
SESH	62	53	9
Other	135	121	14
Total Adjusted EBITDA related to unconsolidated affiliates	$726	$692	$34

Distributions received from unconsolidated affiliates:
Citrus	$128	$129	$(1)
MEP	105	86	19
White Cliffs	37	38	(1)
Explorer	27	36	(9)
SESH	52	59	(7)
Other	94	83	11
Total distributions received from unconsolidated affiliates	$443	$431	$12
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
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2025	2024	Change
Natural gas transported (BBtu/d)	13,946	13,418	528
Withdrawals from storage natural gas inventory (BBtu)	8,225	20,905	(12,680)
Revenues	$3,996	$3,053	$943
Cost of products sold	2,525	1,390	1,135
Segment margin	1,471	1,663	(192)
Unrealized (gains) losses on commodity risk management activities	15	(35)	50
Operating expenses, excluding non-cash compensation expense	(257)	(246)	(11)
Selling, general and administrative expenses, excluding non-cash compensation expense	(46)	(50)	4
Adjusted EBITDA related to unconsolidated affiliates	24	24	—
Other	6	2	4
Segment Adjusted EBITDA	$1,213	$1,358	$(145)
Volumes. For the year ended December 31, 2025 compared to the prior year, transported volumes of gas on our Texas intrastate pipelines increased primarily due to more third-party transportation. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.
Segment Margin. The table below represents the components of our intrastate transportation and storage segment margin. Amounts previously reported for transportation fees, natural gas sales and other, and retained fuel revenues have been adjusted to reflect the reclassification of certain amounts to conform to the current period presentation; these changes did not impact total segment margin.

	Years Ended December 31,
	2025	2024	Change
Transportation fees	$891	$875	$16
Natural gas sales and other (excluding unrealized gains and losses)	445	659	(214)
Retained fuel margin (excluding unrealized gains and losses)	40	24	16
Storage margin, including fees (excluding unrealized gains and losses)	110	70	40
Unrealized gains (losses) on commodity risk management activities	(15)	35	(50)
Total segment margin	$1,471	$1,663	$(192)
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impact of the following:
•a decrease of $214 million in realized natural gas sales and other primarily due to lower pipeline optimization as a result of lower volatility in natural gas prices, lower optimization volumes with shifts to long-term third-party contracts from the Permian Basin and narrower price spreads in the first half of the year; and
•an increase of $11 million in operating expenses primarily due to increases in ad valorem taxes and employee costs; partially offset by
•an increase of $40 million in storage margin primarily due to higher storage optimization;
•an increase of $16 million in transportation fees primarily due to the volume shift to long-term third-party contracts from our optimization group on our Texas system, partially offset by $16 million recognized in the prior period from the recovery of certain disputed fees on our Texas system;
•an increase of $16 million in retained fuel margin due to favorable gas pricing; and
•a decrease of $4 million in selling, general and administrative expenses primarily due to lower legal fees.
Interstate Transportation and Storage

	Years Ended December 31,
	2025	2024	Change
Natural gas transported (BBtu/d)	18,018	16,877	1,141
Natural gas sold (BBtu/d)	41	32	9
Revenues	$2,445	$2,296	$149
Cost of products sold	9	9	—
Segment margin	2,436	2,287	149
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	(887)	(807)	(80)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(121)	(129)	8
Adjusted EBITDA related to unconsolidated affiliates	507	477	30
Other	1	—	1
Segment Adjusted EBITDA	$1,936	$1,828	$108
Volumes. For the year ended December 31, 2025 compared to the prior year, transported volumes increased primarily due to more capacity sold and higher utilization across the segment due to increased demand.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $149 million in segment margin primarily due to a $79 million increase in transportation revenue from several of our interstate pipeline systems due to higher rates on higher contracted volumes, a $40 million negative impact in the prior period related to the conclusion of a rate case on our Panhandle system, a $24 million increase in operational gas sales and liquids and a $5 million increase in storage and parking revenue;

•an increase of $30 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an $11 million increase from our Citrus joint venture, an $11 million increase from our Midcontinent Express Pipeline joint venture and a $7 million increase from our Southeast Supply Header joint venture; and
•a decrease of $8 million in selling, general and administrative expenses primarily due to a decrease in professional fees; partially offset by
•an increase of $80 million in operating expenses primarily due to a $43 million increase from the resolution of a prior period ad valorem tax obligation on our Rover system and a $36 million increase in transportation expense on affiliate pipelines.
Midstream

	Years Ended December 31,
	2025	2024	Change
Gathered volumes (BBtu/d)	21,205	20,272	933
NGLs produced (MBbls/d)	1,149	1,019	130
Equity NGLs (MBbls/d)	64	58	6
Revenues	$12,503	$11,199	$1,304
Cost of products sold	7,391	6,637	754
Segment margin	5,112	4,562	550
Operating expenses, excluding non-cash compensation expense	(1,784)	(1,550)	(234)
Selling, general and administrative expenses, excluding non-cash compensation expense	(193)	(199)	6
Adjusted EBITDA related to unconsolidated affiliates	25	23	2
Other	4	74	(70)
Segment Adjusted EBITDA	$3,164	$2,910	$254
Volumes. For the year ended December 31, 2025 compared to the prior year, gathered volumes increased primarily due to newly acquired assets, as well as additional and upgraded plants in the Permian region, partially offset by lower dry gas gathering volumes in the Northeast and Ark-La-Tex regions. NGL production increased primarily due to recently acquired assets and increased Permian plant utilization.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $414 million in segment margin primarily due to recently acquired assets and higher volumes in the Permian region;
•an increase of $160 million in segment margin due to the non-recurring recognition of certain amounts associated with Winter Storm Uri in 2021, which represents the remainder of midstream segment margin from Winter Storm Uri that had not already been recognized;
•an increase of $32 million in segment margin due to higher natural gas prices of $133 million, partially offset by lower NGL prices of $101 million;
•a decrease of $6 million in selling, general and administrative expenses primarily due to a legal settlement; and
•an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to a contract restructuring; partially offset by
•an increase of $234 million in operating expenses due to a $206 million increase related to recently acquired assets and assets placed in service, a $33 million increase in employee costs, and a $10 million increase related to increased volumes and repairs in the Permian region, partially offset by a $13 million decrease primarily due to ad valorem taxes, retainage credits, and tax audit penalties;
•a decrease of $70 million in other income due to the recognition of proceeds from a business interruption claim in September 2024;
•a decrease of $28 million in segment margin due a $14 million decrease on our Jackalope gathering system and a $14 million decrease from intersegment transportation fees related to a regulatory order impacting prior period and current period rates; and

•a decrease of $27 million in segment margin due to lower dry gas gathering volumes in the Northeast and Ark-La-Tex regions.
NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2025	2024	Change
NGL transportation volumes (MBbls/d)	2,341	2,206	135
Refined products transportation volumes (MBbls/d)	594	579	15
NGL and refined products terminal volumes (MBbls/d)	1,577	1,469	108
NGL fractionation volumes (MBbls/d)	1,135	1,110	25
Revenues	$24,853	$24,530	$323
Cost of products sold	19,505	19,406	99
Segment margin	5,348	5,124	224
Unrealized (gains) losses on commodity risk management activities	(93)	38	(131)
Operating expenses, excluding non-cash compensation expense	(1,066)	(957)	(109)
Selling, general and administrative expenses, excluding non-cash compensation expense	(172)	(160)	(12)
Adjusted EBITDA related to unconsolidated affiliates	125	134	(9)
Other	1	—	1
Segment Adjusted EBITDA	$4,143	$4,179	$(36)
Volumes. For the year ended December 31, 2025 compared to the prior year, NGL transportation and fractionation volumes increased primarily due to higher volumes from the Permian region. Terminal volumes also increased as result of recently acquired assets.
Segment Margin. The table below presents the components of our NGL and refined products transportation and services segment margin. Certain transportation fees previously reported within marketing margin have been reclassified to transportation margin to conform to the current period presentation; these changes did not impact total segment margin.

	Years Ended December 31,
	2025	2024	Change
Fractionators and refinery services margin	$945	$935	$10
Transportation margin	2,830	2,602	228
Storage margin	326	315	11
Terminal services margin	1,013	984	29
Marketing margin	140	326	(186)
Unrealized gains (losses) on commodity risk management activities	94	(38)	132
Total segment margin	$5,348	$5,124	$224
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impact of the following:
•a decrease of $186 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to lower premiums from the sale of blended gasoline and from the sale of propane and butane for export due to less favorable market prices. In addition, we realized lower gains due to the timing of the settlement of NGL and refined product inventory hedges. This timing, which was the result of market price movements on hedged physical product, resulted in the recognition of significant gains in the fourth quarter of 2024, as well as reduced gains in the fourth quarter of 2025, a significant portion of which we anticipate will be recognized during the first quarter of 2026;
•an increase of $109 million in operating expenses primarily due to $34 million in one-time investigation and remediation costs, a $28 million increase in costs driven by higher volumes across our system, a $22 million increase in employee costs, a $16 million increase in reserves related to the transportation revenues recognized in connection with a regulatory order impacting prior period and current period rates as discussed below, and a $9 million increase from project related expenses;
•an increase of $12 million in selling, general and administrative expenses primarily due to increased costs from recently acquired assets and legal settlement received in 2024; and

•a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates due to lower throughput on certain of our joint venture pipelines; partially offset by
•an increase of $228 million in transportation margin primarily due to a $148 million increase resulting from higher throughput and contractual rate escalations on our NGL pipeline systems, a $73 million increase related to a regulatory order impacting prior period and current period rates and a $7 million increase resulting from higher throughput and contractual rate escalations on our refined pipeline systems;
•an increase of $29 million in terminal services margin primarily due to a $19 million increase from higher throughput and storage at our refined product terminals and a $24 million increase in fees from loading volumes for export at our Nederland and Marcus Hook terminals. These increases were partially offset by a $14 million decrease due to fog related closures in December 2025, which we expect to make up in the first quarter of 2026.
•an increase of $11 million in storage margin primarily due to timing of deficiency payments and cavern withdrawals; and
•an increase of $10 million in fractionators and refinery services margin primarily due to higher throughput.
Crude Oil Transportation and Services

	Years Ended December 31,
	2025	2024	Change
Crude oil transportation volumes (MBbls/d)	7,014	6,612	402
Crude oil terminals volumes (MBbls/d)	3,258	3,346	(88)
Revenue	$26,478	$28,539	$(2,061)
Cost of products sold	22,465	24,407	(1,942)
Segment margin	4,013	4,132	(119)
Unrealized (gains) losses on commodity risk management activities	(25)	16	(41)
Operating expenses, excluding non-cash compensation expense	(927)	(852)	(75)
Selling, general and administrative expenses, excluding non-cash compensation expense	(152)	(149)	(3)
Adjusted EBITDA related to unconsolidated affiliates	33	28	5
Other	—	2	(2)
Segment Adjusted EBITDA	$2,942	$3,177	$(235)
Volumes. For the year ended December 31, 2025 compared to the prior year, crude oil transportation volumes were higher due to continued growth on our Texas pipeline system, our gathering systems, and from the ET-S Permian joint venture with Sunoco LP, partially offset by lower volumes on our Bakken Pipeline. Crude terminal volumes were lower primarily due to Gulf Coast refinery maintenance and lower volumes received from our Bakken Pipeline system.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impact of the following:
•a decrease of $160 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a decrease of $206 million on our joint venture Bakken Pipeline system due to lower transportation volumes, a decrease of $22 million on our Bakken gathering systems, a decrease of $20 million from product sales, a legal accrual of $20 million, and a $12 million decrease on our Texas Pipeline system from lower rates, partially offset by an increase of $30 million related to a regulatory order impacting prior period and current period rates, and a $92 million increase from assets contributed upon the formation of the ET-S Permian joint venture in the third quarter of 2024; and
•an increase of $75 million in operating expenses primarily due to a $23 million increase in expenses associated with assets contributed to the ET-S Permian joint venture in third quarter of 2024, a $22 million increase in employee expenses, a $14 million increase in volume-related expenses, an $11 million increase in reserves related to a regulatory order impacting prior period and current period rates and an $8 million increase in right of way lease expenses.

Investment in Sunoco LP

	Years Ended December 31,
	2025	2024	Change
Revenues	$25,201	$22,693	$2,508
Cost of products sold	22,409	20,595	1,814
Segment margin	2,792	2,098	694
Unrealized (gains) losses on commodity risk management activities	(11)	12	(23)
Operating expenses, excluding non-cash compensation expense	(873)	(611)	(262)
Selling, general and administrative, excluding non-cash compensation expense	(283)	(266)	(17)
Adjusted EBITDA related to unconsolidated affiliates	221	101	120
Inventory valuation adjustments	156	86	70
Other, net	45	37	8
Segment Adjusted EBITDA	$2,047	$1,457	$590
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $741 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily related to the acquisitions of Parkland, NuStar and Zenith European terminals. NuStar was acquired in May 2024 and the prior period only reflected eight months of results as well as an increase in fuel volumes and increased volume from transmix blending activities. These increases were partially offset by a decrease of $50 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024; and
•an increase of $120 million in Adjusted EBITDA related to unconsolidated affiliates related to ET-S Permian; partially offset by
•an increase of $262 million in operating expenses, excluding non-cash compensation expense, due to increased costs resulting from the full-year impact of NuStar’s operations and two months of Parkland’s operations. This increase was partially offset by a decrease of $6 million from Sunoco LP’s deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024; and
•an increase of $17 million in selling, general and administrative expenses, excluding non-cash compensation expense, due to the full-year impact of NuStar’s operations and two months of Parkland’s operations, as well as one-time transaction related expenses associated with the Parkland acquisition in 2025, partially offset by one-time NuStar acquisition expenses in 2024.
Investment in USAC

	Years Ended December 31,
	2025	2024	Change
Revenues	$998	$950	$48
Cost of products sold	148	146	2
Segment margin	850	804	46
Operating expenses, excluding non-cash compensation expense	(180)	(166)	(14)
Selling, general and administrative, excluding non-cash compensation expense	(56)	(54)	(2)
Segment Adjusted EBITDA	$614	$584	$30
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $46 million in segment margin primarily due to higher market-based and CPI-based rates; partially offset by

•an increase of $14 million in operating expenses primarily due to an increase in employee costs associated with increased revenue-generating horsepower.
All Other

	Years Ended December 31,
	2025	2024	Change
Revenue	$3,909	$1,747	$2,162
Cost of products sold	3,821	1,709	2,112
Segment margin	88	38	50
Unrealized (gains) losses on commodity risk management activities	(16)	25	(41)
Operating expenses, excluding non-cash compensation expense	(32)	(20)	(12)
Selling, general and administrative expenses, excluding non-cash compensation expense	(53)	(62)	9
Adjusted EBITDA related to unconsolidated affiliates	5	6	(1)
Other and eliminations	(67)	3	(70)
Segment Adjusted EBITDA	$(75)	$(10)	$(65)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA decreased due to the net impact of the following:
•a decrease of $114 million due to the intersegment elimination of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; and
•a decrease of $6 million from our natural resources business; partially offset by
•an increase of $13 million in lease income from recently acquired real estate;
•an increase of $13 million from our power-related business;
•an increase of $13 million due to higher transaction-related expenses in the prior period;
•an increase of $5 million related to corporate allocations;
•an increase of $5 million from gains recognized by our captive insurance company; and
•an increase of $5 million in our natural gas marketing business driven by residue gas sales.
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
We believe that we have sufficient liquidity and sources of funding to meet our cash requirements over the near term and for the longer term. We expect to satisfy our working capital needs through cash generated by our operations. As of December 31, 2025, we had cash and cash equivalents of $1.27 billion and availability under our revolving credit facility of $2.12 billion.
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

We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. We have material purchase commitments for crude oil; as of December 31, 2025, those purchase commitments totaled an estimated $93.24 billion (of which $26.13 billion would be due in 2026) based on either the current market price for variable price contracts or the contracted price for fixed price contracts.
We currently expect capital expenditures in 2026 to be approximately as follows (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,375	$80
Interstate transportation and storage	825	265
Midstream	1,225	385
NGL and refined products transportation and services (1)	1,300	165
Crude oil transportation and services (1)	350	170
All other (including eliminations)	175	85
Total capital expenditures	$5,250	$1,150
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
Sunoco LP expects to invest between $400 million and $450 million in maintenance capital expenditures and at least $600 million in growth capital expenditures in 2026.
USAC currently has budgeted between $60 million and $70 million in maintenance capital expenditures and at currently has budgeted between $230 million and $250 million in expansion capital expenditures in 2026.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2025
Cash provided by operating activities in 2025 was $10.15 billion and net income was $5.71 billion. The difference between net income and net cash provided by operating activities in 2025 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $1.98 billion and other items totaling $6.09 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2025 consisted primarily of depreciation, depletion and amortization of $5.68 billion, deferred income taxes of $178 million, unfavorable inventory valuation adjustments of $156 million, non-cash compensation expense of $148 million and impairment losses of $285 million. Net income also included equity in earnings of unconsolidated affiliates of $419 million and losses on extinguishments of debt of $34 million in 2025.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $382 million in 2025.
Year Ended December 31, 2024
Cash provided by operating activities in 2024 was $11.51 billion and net income was $6.57 billion. The difference between net income and net cash provided by operating activities in 2024 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $196 million and other items totaling $4.84 billion, which includes non-cash items and items related to financing activities that are included in net income.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2025
Cash used in investing activities in 2025 was $8.37 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $6.20 billion. Additional detail related to our capital expenditures is provided in the following table. We received $30 million of cash proceeds from the sale of assets. The Partnership also received distributions of $61 million from unconsolidated affiliates.
In 2025, Sunoco LP paid $2.00 billion, net of cash received, for the Parkland acquisition and paid $253 million in cash for acquisitions of other assets.
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
The following is a summary of the Partnership’s capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2025:
Intrastate transportation and storage	$1,479	$93	$1,572
Interstate transportation and storage	160	199	359
Midstream	1,232	384	1,616
NGL and refined products transportation and services	1,571	152	1,723
Crude oil transportation and services	(80)	170	90
Investment in Sunoco LP	440	211	651
Investment in USAC	118	39	157
All other (including eliminations)	176	68	244
Total capital expenditures	$5,096	$1,316	$6,412

Year Ended December 31, 2024:
Intrastate transportation and storage	$58	$60	$118
Interstate transportation and storage	135	197	332
Midstream	929	394	1,323
NGL and refined products transportation and services	1,291	133	1,424
Crude oil transportation and services	271	152	423
Investment in Sunoco LP	220	124	344
Investment in USAC	244	32	276
All other (including eliminations)	272	70	342
Total capital expenditures	$3,420	$1,162	$4,582
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
Following is a summary of financing activities by period:
Year Ended December 31, 2025
Cash used in financing activities was $816 million in 2025. In 2025, we had a net increase in our debt level of $4.82 billion. During 2025, we paid distributions of $4.73 billion to our partners, we paid distributions of $1.73 billion to noncontrolling interests and we paid distributions of $56 million to our redeemable noncontrolling interests. In 2025, we received capital contributions of $27 million in cash from noncontrolling interests. In 2025, we incurred debt issuance costs of $119 million.
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
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2025	2024
Energy Transfer indebtedness:
Notes and debentures(1)(2)	$48,870	$46,269
Five-Year Credit Facility(2)	2,856	2,759
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP and its subsidiaries senior notes, bonds and lease-related obligations(1)(2)	13,470	7,304
USAC senior notes(2)	1,750	1,750
Sunoco LP credit facility	—	203
USAC credit facility	795	772

Other long-term debt	19	11
Net unamortized premiums, discounts and fair value adjustments	32	77
Deferred debt issuance costs	(384)	(310)
Total debt	68,333	59,760
Less: current maturities of long-term debt	25	8
Long-term debt, less current maturities	$68,308	$59,752
(1)As of December 31, 2025, these balances included a total of $3.49 billion aggregate principal amount of senior notes due on or before December 31, 2026 which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)See additional information below under “Recent Transactions.”
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Recent Financing Transactions
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
In January 2026, the Partnership issued $1.00 billion aggregate principal amount of 4.55% senior notes due 2031, $1.00 billion aggregate principal amount of 5.35% senior notes due 2036 and $1.00 billion aggregate principal amount of 6.30% senior notes due 2056. The Partnership used the net proceeds to refinance existing indebtedness, including to repay commercial paper and borrowings under its Five-Year Credit Facility.
In January 2026, the Partnership redeemed its $1.00 billion aggregate principal amount of 4.75% senior notes due January 2026 using cash on hand and commercial paper borrowings.
In February 2026, the Partnership redeemed its $600 million aggregate principal amount of 5.625% senior notes due May 2027 using cash on hand and commercial paper borrowings.
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
Sunoco LP Parkland Senior Note Exchange
In October 2025, in connection with Sunoco LP’s Parkland acquisition, Sunoco LP commenced a private offering to exchange up to C$1.60 billion Canadian dollar denominated notes issued by Parkland (collectively, the “PKI CAD Notes”) and up to $2.60 billion U.S. dollar denominated notes issued by Parkland (collectively, the “PKI USD Notes”) for new notes issued by the Partnership. The exchange offer closed on November 7, 2025, with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
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
As of December 31, 2025, the Five-Year Credit Facility had $2.86 billion of outstanding borrowings, of which $2.57 billion consisted of commercial paper. The amount available for future borrowings was $2.12 billion, after accounting for outstanding letters of credit in the amount of $21 million. The weighted average interest rate on the total amount outstanding as of December 31, 2025 was 4.00%.

Sunoco LP Credit Facility
As of December 31, 2025, the Sunoco LP Credit Facility had no outstanding borrowings and $26 million in standby letters of credit. The amount available for future borrowings was $2.47 billion at December 31, 2025. The weighted average interest rate on the total amount outstanding as of December 31, 2025 was 6.38%.
USAC Credit Facility
As of December 31, 2025, USAC had $795 million of outstanding borrowings and $1 million in outstanding letters of credit under the credit agreement. As of December 31, 2025, USAC had $954 million of remaining unused availability, all of which was available to be drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2025 was 5.74%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.21 to 1.00 at December 31, 2025, as calculated in accordance with the credit agreement.
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
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2025.
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
Energy Transfer Common Unit Distributions
Distributions declared and paid with respect to Energy Transfer Common Units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2023	February 7, 2024	February 20, 2024	$0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
September 30, 2024	November 8, 2024	November 19, 2024	0.3225
December 31, 2024	February 7, 2025	February 19, 2025	0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
June 30, 2025	August 8, 2025	August 19, 2025	0.3300
September 30, 2025	November 7, 2025	November 19, 2025	0.3325
December 31, 2025	February 6, 2026	February 19, 2026	0.3350

The total amounts of distributions declared and paid during the periods presented (all from Available Cash from Energy Transfer’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2025	2024
Limited Partners	$4,551	$4,384
General Partner interest	4	4
Total Energy Transfer distributions	$4,555	$4,388
Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date (1)	Payment Date (1)	Series A	Series B (2)	Series C	Series D	Series E	Series F	Series G (2)	Series H (2)	Series I (1)
December 31, 2023	February 1, 2024	February 15, 2024	$24.71	$33.125	$0.6075	$0.6199	$0.4750	$—	$—	$—	$0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.99	—	—	—	0.4750	33.7500	35.63	32.50	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.88	33.125	—	—	—	—	—	—	0.2111	(2)
September 30, 2024	November 1, 2024	November 15, 2024	—	—	—	—	—	33.7500	35.63	32.50	0.2111	(2)
December 31, 2024	February 1, 2025	February 17, 2025	—	33.125	—	—	—	—	—	—	0.2111	(2)
March 31, 2025	May 1, 2025	May 15, 2025	—	—	—	—	—	33.7500	35.63	32.50	0.2111
June 30, 2025	August 1, 2025	August 15, 2025	—	33.125	—	—	—	—	—	—	0.2111
September 30, 2025	November 1, 2025	November 14, 2025	—	—	—	—	—	—	35.63	32.50	0.2111
December 31, 2025	February 1, 2026	February 15, 2026	—	33.125	—	—	—	—	—	—	0.2111
(1)    The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution for the Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended September 30, 2025, the cash distribution for the Series I Preferred Units were paid on November 14, 2025 to unitholders of record as of the close of business on November 4, 2025. For the period ended June 30, 2025, the cash distribution for the Series I Preferred Units was paid on August 14, 2025 to unitholders of record as of the close of business on August 4, 2025. For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units was paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025. For the period ended December 31, 2024, the cash distribution for the Series I Preferred Units was paid on February 14, 2025 to unitholders of record as of the close of business on February 4, 2025. For the period ended September 30, 2024, the cash distribution for the Series I Preferred Units was paid on November 14, 2024 to unitholders of record as of the close of business on November 4, 2024. For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units was paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.
(2)    Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
SunocoCorp Cash Distributions
SunocoCorp’s company agreement sets forth its policy for paying regular quarterly cash distributions. For the quarter ended December 31, 2025, SunocoCorp declared a cash distribution of $0.9317 to be paid on February 19, 2026 to unitholders of record as of February 6, 2026.
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s IDRs. As of December 31, 2025, Sunoco LP had approximately 136.9 million common units outstanding and 51,517,198 Class D Units outstanding.

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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Payment Date	Per Common Unit Rate	Per Class D Unit Rate
December 31, 2023	February 20, 2024	$0.8420	$—
March 31, 2024	May 20, 2024	0.8756	—
June 30, 2024	August 19, 2024	0.8756	—
September 30, 2024	November 19, 2024	0.8756	—
December 31, 2024	February 19, 2025	0.8865	—
March 31, 2025	May 20, 2025	0.8976	—
June 30, 2025	August 19, 2025	0.9088	—
September 30, 2025	November 19, 2025	0.9202	—
December 31, 2025	February 19, 2026	0.9317	0.9317
Sunoco LP Series A Preferred Units
Cash distributions paid or to be paid with respect to Sunoco LP Series A Preferred Units were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.38
The total amount of distributions to the Partnership from Sunoco LP for the periods presented below is as follows:

	Years Ended December 31,
	2025	2024
Distributions from Sunoco LP
Limited Partner interests	$104	$100
General Partner interest and IDRs	182	145
Total distributions from Sunoco LP	$286	$245
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2025, USAC had approximately 127 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.

Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2023	February 2, 2024	$0.5250
March 31, 2024	May 3, 2024	0.5250
June 30, 2024	August 2, 2024	0.5250
September 30, 2024	November 1, 2024	0.5250
December 31, 2024	February 7, 2025	0.5250
March 31, 2025	May 9, 2025	0.5250
June 30, 2025	August 8, 2025	0.5250
September 30, 2025	November 7, 2025	0.5250
December 31, 2025	February 6, 2026	0.5250
The total amount of distributions to the Partnership from USAC for the periods presented below is as follows:

	Years Ended December 31,
	2025	2024
Distributions from USAC
Limited Partner interests	$97	$97
Total distributions from USAC	$97	$97
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results are estimated using volume estimates and market prices for our intrastate transportation and storage segment, our midstream segment, and our NGL and refined products transportation and services segment. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2025 represent the actual results in all material respects.
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
Fair Value Estimates in Business Combination Accounting and Impairment of Long-Lived Assets, Goodwill, Intangible Assets and Investments in Unconsolidated Affiliates. Business combination accounting and quantitative impairment testing are required from time to time due to the occurrence of events, changes in circumstances, or annual testing requirements. For business combinations, assets and liabilities are required to be recorded at estimated fair value in connection with the initial recognition of the transaction. For impairment testing, long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. Calculating the fair value of assets or reporting units in connection with business combination accounting or impairment testing requires management to make several estimates, assumptions and judgments, and in some circumstances management may also utilize third-party specialists to assist and advise on those calculations.
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
The Partnership determines the fair value of its assets and/or reporting units using the discounted cash flow method, the guideline company method, the reproduction and replacement methods, or a weighted combination of these methods. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our business combination accounting and impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a multi-year average. In addition, the Partnership estimates a reasonable control premium, when appropriate, representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business. Under the reproduction and replacement methods, the Partnership determines the fair value of assets based on the estimated installation, engineering, and set-up costs related to the asset; these methods require the use of trend factors, such as inflation indices.
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
During the years ended December 31, 2025, 2024 and 2023, the Partnership recorded total assets of approximately $13.37 billion, $11.36 billion and $9.71 billion, respectively, in connection with business combinations.

During the years ended December 31, 2025, 2024 and 2023, the Partnership recorded impairments totaling $285 million, $52 million and $12 million, respectively. Additional information on the impairments recorded during these periods is available in Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Legal and Regulatory Matters. We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from claims, orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints. As of December 31, 2025 and 2024, accruals of $324 million and $281 million, respectively, were reflected in our consolidated balance sheets related to these contingent obligations.
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
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheets reflected $416 million and $278 million in environmental accruals as of December 31, 2025 and 2024, respectively.
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
Deferred Income Taxes. Energy Transfer recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to federal, state, and foreign NOLs and federal excess business interest expense and a corporate alternative minimum tax (“CAMT”) credit carryforward totaling $443 million have been included in Energy Transfer's consolidated balance sheet as of December 31, 2025. The state NOL carryforward benefits of $87 million ($69 million net of federal benefit) began expiring in 2025 with a substantial portion expiring between 2033 and 2039. Energy Transfer's corporate subsidiaries have federal NOLs of $651 million ($136 million in benefits) all of which were generated in 2018 or later. Of this amount, $531 million is subject to limitations under IRC §382 (ownership-change limitation) and $35 million is limited under Separate Return Limitation Year (SRLY) rules. Although these federal NOLs are expected to be fully utilized, the amount utilized in a particular year may be limited. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. Energy Transfer's corporate subsidiaries had foreign NOLs of $93 million, of which $77 million will expire between 2026 and 2045. In addition, Energy Transfer’s corporate subsidiaries have a CAMT credit carryforward totaling $73 million, which are expected to be fully utilized. For the year ended December 31, 2025, the net change in the total valuation allowances was an increase of $64 million, and for the year ended December 31, 2024, there was no net change. Valuation allowances totaling $52 million and $12 million are attributable to the foreign and federal NOLs, respectively. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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

The following tables summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2025 and 2024 for the Partnership and its consolidated subsidiaries. Dollar amounts are presented in millions.

	December 31, 2025			December 31, 2024
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu)	(233,645)	$32	$9	(146,700)	$(8)	$7
Power (Megawatt)	(461,896)	2	4	(151,697)	2	1
Crude, NGL and refined products (MBbls)	(59,247)	106	131	(39,361)	(21)	110
Other	*	3	7	—	—	—
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(100,346)	22	20	(94,340)	(3)	17
*Forward contracts consisting of 54 million renewable identification numbers (“RINs”) maturing in 2026 and emission credits of 747,038 metric tons maturing through 2042.
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
Interest Rate Risk
As of December 31, 2025, we and our subsidiaries had $4.25 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $43 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We may manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to hedge anticipated debt issuances. As of December 31, 2025, the Partnership did not have any outstanding interest rate swaps.
Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of December 31, 2025, the Partnership did not have any outstanding foreign currency derivatives.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including Marshall S. McCrea, III and Thomas E. Long, Co-Chief Executive Officers of our General Partner (Co-Principal Executive Officers), and Dylan A. Bramhall (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including Messrs. McCrea, Long and Bramhall, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2025.
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
On October 31, 2025, Sunoco LP completed its acquisition of Parkland. Management acknowledges that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Parkland. Sunoco LP is in the process of integrating Parkland, and therefore we have excluded Parkland from our December 31, 2025 assessment of the effectiveness of internal control over financial reporting. Parkland had total asset of $13.35 billion as of December 31, 2025 and revenues of $3.17 billion from November 1, 2025 to December 31, 2025, which are included in our consolidated financial statements as of and for the year ended December 31, 2025. As a result of these integration activities, certain controls are being evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Parkland Corporation (“Parkland”), a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting nine and four percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, Parkland was acquired during 2025. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Parkland.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 19, 2026

Changes in Internal Controls over Financial Reporting
Except for the Parkland Acquisition, there have been no changes in our internal control over financial reporting during three months ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 14, 2026, Gregory G. McIlwain, Executive Vice President – Operations, informed the Partnership of his intention to retire, effective April 6, 2026. The Partnership thanks Mr. McIlwain for his years of dedicated service and significant contributions to the Partnership and wishes him well in his retirement.
In connection with Mr. McIlwain’s retirement and (i) his willingness to be available on a consulting basis through the end of 2026; and (ii) in order to recognize his contributions to the Partnership, Mr. McIlwain and the Partnership intend to enter into a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “McIlwain Separation Agreement”). The McIlwain Separation Agreement will become effective after execution and the expiration of a seven (7) day revocation period. The McIlwain Separation Agreement will provide for the following: (i) accelerated vesting of 10% of his unvested cash restricted units (3,862 units) under the Partnership’s Long-Term Cash Restricted Unit Plan (the “CRU Plan”), less all required governmental payroll deductions and withholdings, in exchange for the release of claims described below; (ii) accelerated vesting of 60% of his unvested restricted units (203,041 units) under the Partnership’s Amended and Restated Energy Transfer LP Long-Term Incentive Plan (the “ET LTIP Plan”), less all required governmental payroll deductions and withholdings, in consideration of the restrictive covenants described below; and (iii) accelerated vesting of 50% of his unvested cash restricted units (19,309 units) under the CRU Plan, less all required governmental payroll deductions and withholdings, in consideration of Mr. McIlwain entering into a consulting agreement, pursuant to which Mr. McIlwain will provide consulting services through December 31, 2026.
The McIlwain Separation Agreement will include, among other things, (i) a standard release of claims in favor of the Partnership, specifically including our General Partner and each of the Partnership’s respective past and present subsidiaries, affiliates, partners, directors, officers, owners, shareholders, employees, benefit plans, benefit plan fiduciaries, predecessors, joint employers, successor employers and agents; (ii) a twelve (12) month restrictive covenant provision whereby Mr. McIlwain acknowledges obligations with respect to competition and solicitation of customers and employees; (iii) a non-disparagement clause; (iv) a confirmation and acknowledgement by Mr. McIlwain of his obligations with respect to proprietary and confidential information; and (v) a general twenty-four (24) month cooperation clause and an open-ended cooperation clause with respect to any currently pending litigation matter in which Mr. McIlwain is involved.
In addition to the foregoing, Mr. McIlwain will also receive the remaining 40% of his unvested restricted units (135,360 units) under the ET LTIP Plan and the remaining 40% of his unvested cash restricted units (15,446 units) under the CRU Plan pursuant to the qualified retirement provisions of each plan, which vesting will be subject to a six-month delay in the acceleration of vesting and payment of any associated distribution amount pursuant to the terms of the plans and Internal Revenue Code Section 409(A). Additional information on the retirement provisions associated with the Partnership’s incentive plans is available in Item 11, “Executive Compensation,” in this annual report on Form 10-K.
On February 19, 2026, the Partnership announced that, upon Mr. McIlwain’s retirement, Daniel Wentworth, 47, will assume the role of Executive Vice President – Operations, replacing Mr. McIlwain. Mr. Wentworth has served as Group Senior Vice President – Operations and Engineering of the Partnership since 2022. Prior to joining Energy Transfer in 2022, Mr. Wentworth worked for Caiman Energy II, LLC, a midstream energy company focused on the design, construction, operation and acquisition of midstream assets, having served as Executive Vice President and Chief Operating Officer, from 2017 to 2022, and as Senior Vice President – Engineering and Operations, from 2012 to 2017. He graduated from Mississippi State University with a degree in Mechanical Engineering.
In his new position, Mr. Wentworth will receive an annual base salary of $500,000 and will be eligible to participate in the Partnership’s Annual Bonus Plan, as amended (the “Bonus Plan”), at a bonus pool target of 130% of his annual eligible earnings. Actual bonus payments under the Bonus Plan will be at the discretion of the Partnership’s compensation committee and generally will be based upon the Partnership’s performance as compared to stated objectives and certain other factors as may be determined from time to time. Mr. Wentworth will also be eligible for long-term incentive awards under the ET LTIP Plan and the CRU Plan at an annual equity pool target of 500% of his annual base salary. Actual incentive equity awards under the ET LTIP Plan and CRU Plan are at the discretion of the Partnership’s compensation committee and are generally based on Partnership and individual performance. Mr. Wentworth will also receive a one-time grant of 22,500 restricted units under the ET LTIP Plan that will vest 60% on December 5, 2028, and the remaining 40% on December 5, 2030, and 7,500 cash restricted units under the CRU Plan, which shall vest in equal 1/3 increments on December 5, 2026, December 5, 2027, and December 5, 2028.

Mr. Wentworth will also be eligible to participate in all benefit and retirement plans on the same terms and conditions as other Partnership executives. There are no arrangements or understandings between Mr. Wentworth and any other person pursuant to which he was selected as an officer. There are no existing relationships between Mr. Wentworth, the General Partner, or the Partnership or any of their respective subsidiaries that would require disclosure pursuant to Item 404(a) of Regulation S-K or any familial relationship that would require disclosure under Item 401(d) of Regulation S-K.
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
As of January 1, 2026, our Board of Directors is comprised of eight persons, four of whom qualify as “independent” under the NYSE’s corporate governance standards. As a limited partnership, we are not required under the NYSE’s corporate governance standards (Section 303A) to have a majority of independent directors. We have determined that Messrs. Anderson, Grimm, Perry and Ramsey are all “independent” under the NYSE’s corporate governance standards.
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

Annual Certification
In 2025, our Co-Chief Executive Officers provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
Conflicts Committee
Our Partnership Agreement provides that the Board of Directors may, from time to time, appoint members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the general partner is fair and reasonable to Energy Transfer and our Unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to Energy Transfer to determine if the transaction presents a conflict of interest and whether the transaction is fair and reasonable to Energy Transfer. Pursuant to the terms of our Partnership Agreement, any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to Energy Transfer, approved by all partners of Energy Transfer and not a breach by the general partner or its Board of Directors of any duties they may owe Energy Transfer or the Unitholders. These duties are limited by our Partnership Agreement (see “Risks Related to Conflicts of Interest” in “Item 1A. Risk Factors” in this annual report).
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Michael K. Grimm qualified as an audit committee financial expert during 2025. A description of the qualifications of Mr. Grimm may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and approves the filing of our Form 10-K, which includes our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton the firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of Energy Transfer be included in Energy Transfer’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Board of Directors adopts the charter for the Audit Committee. Steven R. Anderson, Michael K. Grimm and Matthew S. Ramsey currently serve as elected members of the Audit Committee, and Richard D. Brannon served on the Audit Committee for a portion of 2025.
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

•annually evaluate the Co-CEOs and CFO’s performance in light of these goals and objectives, and make recommendations to the Board of Directors with respect to the Co-CEOs and CFO’s compensation levels, if applicable, based on this evaluation;
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
•retain and terminate any compensation consultant to be used to assist in the evaluation of director, Co-CEOs and CFO or executive officer compensation; and
•perform other duties as deemed appropriate by the Board of Directors.
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

Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner as of February 19, 2026. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	70	Executive Chairman of the Board of Directors
Thomas E. Long	69	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Marshall S. (Mackie) McCrea, III	66	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Dylan A. Bramhall	49	Executive Vice President and Group Chief Financial Officer (Principal Financial Officer)
James M. Wright, Jr.	57	Executive Vice President, General Counsel and Chief Compliance Officer
Gregory G. McIlwain	67	Executive Vice President — Operations
A. Troy Sturrock	55	Group Senior Vice President and Controller (Principal Accounting Officer)
Steven R. Anderson	76	Director
Michael K. Grimm	71	Director
John W. McReynolds	75	Director
James R. (Rick) Perry	75	Director
Matthew S. Ramsey	70	Director
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
A. Troy Sturrock. Mr. Sturrock has served as the Group Senior Vice President, Controller and Principal Accounting Officer of our general partner since September 2022. He previously served as Senior Vice President, Controller and Principal Accounting Officer, having assumed that role in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. He served as the Senior Vice President, Controller and Principal Accounting Officer of the general partner of ETO from August 2016 until ETO’s merger into Energy Transfer LP in April 2021, and previously served as Vice President, Controller and Principal Accounting Officer of our general partner beginning in June 2015. In 2026, Mr. Sturrock was elected to the board of directors of Dorchester Minerals, L.P. (Nasdaq: DMLP), a publicly traded partnership that owns crude oil and natural gas interests in 28 states. Mr. Sturrock is a Certified Public Accountant.
Steven R. Anderson. Mr. Anderson was elected to the Board of Directors of our general partner in June 2018 and serves on the audit committee and compensation committee. Mr. Anderson began his career in the energy business in the early 1970s with Conoco in the Permian Basin area. He then spent some 25 years with ANR Pipeline and its successor, The Coastal Corporation, as a natural gas supply and midstream executive. He later was Vice President of Commercial Operations with Aquila Midstream and, upon the sale of that business to Energy Transfer in 2002, he became a part of the management team there. For the six years prior to his retirement from Energy Transfer in October 2009, he served as Vice President of Mergers and Acquisitions. Since that time, he has been involved in private investments and has served on the boards of directors of the St. John Health System and Saint Simeon’s Episcopal Home in Tulsa, Oklahoma, as well as various other community and civic organizations. Mr. Anderson also served as a member of the board of directors of Sunoco Logistics Partners L.P. from October 2012 until April 2017. Mr. Anderson was selected to serve on our Board of Directors based on his experience in the midstream energy industry generally, and his knowledge of Energy Transfer’s business specifically.
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
James R. (Rick) Perry. Mr. Perry was appointed to the Board of Directors of our general partner in January 2020. He formerly served as U.S. Secretary of Energy from March 2017 until December 2019. Prior to that, he served as the Governor of the State of Texas from 2000 until January 2015. Mr. Perry served as Lieutenant Governor of Texas from 1998 to 2000, and as Agriculture Commissioner from 1991 to 1998. Prior to 1991, he also served in the Texas House of Representatives. Mr. Perry previously served on the Board of Directors of ETO from February 2015 until December 2016. Mr. Perry was appointed to the board of directors of TXSE Group Inc., the parent company of the Texas Stock Exchange, in July 2024, and in September 2025, he was appointed to the board of directors of Fermi Inc. (Nasdaq and LSE: FRMI), an advanced energy and hyperscaler development company. Mr. Perry was selected to serve as a director because of his vast experience as an executive in the highest office of state government. In addition, Mr. Perry has been involved in finance and budget planning processes throughout his career in government as a member of the Texas House Appropriations Committee, the Legislative Budget Board and as Governor.
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of Energy Transfer’s general partner in July 2012 and served as a director of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey has served on the audit committee since October 2025. Mr. Ramsey served as the Chief Operating Officer of our general partner from October 2018 until his retirement in April 2022, and served as President and Chief Operating Officer of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey also previously served as a director of Sunoco LP, having served as chairman of Sunoco LP’s board from April 2015 until March 2022, and of USAC, having served on that board from April 2018 until March 2022. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. In addition to his work in the energy business, Mr. Ramsey is currently a Trustee of the Southwestern Medical Foundation. He is the former Chairman of the University of Texas Chancellor’s Council. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey was selected to serve based on vast experience in the oil and gas space and Energy Transfer believes that he provides valuable industry insight as a member of our Board of Directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2025, with the exception of one late filing by Mr. Perry.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Named Executive Officers
Energy Transfer does not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of Energy Transfer’s management functions. As a result, the executive officers of our General Partner are Energy Transfer’s executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The persons we refer to in this discussion as our “named executive officers” or “NEOs” for the 2025 fiscal year are the following:
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
•Dylan A. Bramhall, Executive Vice President and Group Chief Financial Officer;
•James M. Wright, Jr., Executive Vice President, General Counsel and Chief Compliance Officer;
•Gregory G. McIlwain, Executive Vice President, Operations; and
•Aden (Troy) Sturrock, Group Senior Vice President and Controller.
Our Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for its executive officers, including the NEOs, that provides for a slightly below the median market annual base compensation (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its executive officers, including the NEOs, to the success of the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit, phantom unit awards or cash restricted unit awards under the Partnership’s equity incentive plan(s). Annual equity-based incentive awards, including awards to the named executive officers, are intended to provide a long-term incentive and retention value to key employees, and to encourage key employees to focus their efforts on increasing the market price of the Partnership’s publicly traded units and to increase the cash distribution the Partnership and/or the other affiliated partnerships pay to their respective unitholders.
The Partnership grants a combination of restricted unit and/or phantom unit awards (“RSUs”) and cash restricted units (“CRSUs”). The total annual awards to executives, including NEOs, are generally split with 75% in the form of RSUs and 25% in the form of CRSUs. The RSUs vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service and the CRSUs vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders.
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
As discussed below, our compensation committee, in consultation with our General Partner, are responsible for the compensation policies and compensation level of our executive officers, including the named executive officers of our General Partner. In this discussion, we refer to our compensation committee as the “Energy Transfer Compensation Committee.”
For a more detailed description of the compensation to the Partnership’s NEOs, please see “– Compensation Tables” below.

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
For a more detailed description of the compensation of our NEOs, please see “– Compensation Tables” below.
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
Components of Executive Compensation
For the year ended December 31, 2025, the compensation granted to our NEOs consisted of the following components:
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
Periodically, the Energy Transfer Compensation Committee engages a third-party independent compensation consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. In 2025, Meridian Compensation Partners, LLC (“Meridian”) completed an evaluation of the market competitiveness of total compensation levels of a number of officers of the Partnership, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including NEOs during the year ended December 31, 2025, which replaced and updated data from the previous review conducted in 2023. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy.
In conducting its review, Meridian assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect the profile of Energy Transfer. The final “peer group” consisted of the core group of peers (i.e.

the eight most similar peers in terms of business, revenues, assets and market value as well as competition for talent at the senior management level) and a group of expanded reference companies composed of a broader group of oil and gas companies, including additional integrated, upstream and midstream comparators whose data provided additional market context. For 2025, the core group of peer companies was updated from the 2023 study to reflect changes assessed by Meridian from the prior market review. As part of the evaluation conducted by Meridian, a determination was made with respect to the NEOs to focus the analysis with a trend to reflect a more concentrated focus on the core energy industry peers. This decision was based on a determination that the core peer group, in most situations, provided a more than sufficient amount of comparative data to consider and evaluate total compensation. This enhanced focus allowed Meridian to report, where available, specific core peer data comparing the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at industry peer group companies with those of our executives, including the NEOs to ensure that compensation of the executives, including the NEOs is both consistent with the compensation philosophy and competitive with the compensation for named executive officers of these other companies, while at the same time considering whether the context provided by the expanded group offered additional information that should be considered by the Compensation Committee. The core identified companies were:

Energy Peer Group:
• Enterprise Products Partners, L.P.	• Kinder Morgan, Inc.
• MPLX LP	• ONEOK Inc.
• Plains All American Pipeline, L.P.	• The Williams Companies, Inc.
• Targa Resources Corp	• Phillips 66
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
After the completion of the 2025 review, the Energy Transfer Compensation Committee reviewed the information provided, including Meridian’s specific summary observations and recommended considerations for all compensation going forward. The observations addressed overall competitive market trends, peer company approaches to compensation and short and long-term incentive plan design. The Energy Transfer Compensation Committee considered and reviewed the results of the study performed by Meridian to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Meridian’s conclusions and recommendations. While Meridian found that the Partnership is continuing to achieve its stated objectives with respect to the “at-risk” approach, Meridian also recommended certain adjustments for consideration, which considerations were designed to allow the Partnership to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). In respect of the 2025 Meridian review, the Energy Transfer Compensation Committee, in consultation with Meridian and executive management, made certain changes to base compensation of the executives, including the NEOs and certain adjustments to the variable compensation targets for the annual bonus plan and the equity plan.
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
In August, in response to the 2025 Meridian review, the Energy Transfer Compensation Committee approved base salary increases to certain of the NEOs. Mr. Bramhall’s salary increased to $750,000 from his previous level of $675,000, Mr. Wright’s salary increased to $675,000 from his previous level of $622,500, and Mr. Sturrock’s salary increased to $425,000 from his previous level of $395,600. No changes were made to the base salary levels of Messrs. McCrea, Long or McIlwain in response to the 2025 Meridian review. In June during the annual merit process, the Energy Transfer Compensation Committee considers the recommendations of Mr. Warren with respect to the Co-Chief Executive Officer(s), any relevant compensation study data (with the data aged as appropriate) and the merit increase pool set for all employees of the Partnership and/or its employing affiliates. During 2025, the Energy Transfer Compensation Committee approved a 3.75% increase to the base salary of Mr. McCrea to $1,581,700 from the prior level of $1,524,500; a 3.75% increase to the base salary of Mr. Long to $1,581,700 from the previous level of $1,524,500; an approximately 4.75% increase to the base salary of Mr. Bramhall to $675,000 from the previous level of $644,500; an approximately 3.75% increase to the base salary of Mr. Wright to $622,500 from the previous level of $600,000; an approximately 3.75% increase to the base salary of Mr. McIlwain to $480,365 from the previous level of $463,000; and an approximately 3.75% increase to the base salary of Mr. Sturrock to $395,600 from the previous level of $381,300. In general, Energy Transfer approved a merit pool increase of 3.75% for all of its employees and all of the named executive officers adjustments were in line with the pool for all employees.
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
For Messrs. McCrea and Long, their 2025 bonus pool targets were 175% of their respective annual base earnings, which pool target reflected an increase from their previous target of 160% as recommended as part of the 2025 Merdian review . For 2024, the Energy Transfer Compensation Committee approved short-term annual cash bonus pool targets for Messrs. Bramhall and Wright of 140% and Mr. McIlwain had a bonus pool target of 130% of his respective annual base earnings, consistent with his previous 2024 targets. Mr. Sturrock’s target for 2025 is 105% of his annual base earnings, consistent with his previous 2024 targets.
In February 2026, the Energy Transfer Compensation Committee certified 2025 performance results under the Amended Bonus Plan and authorized payment of 100% of the targeted pool. This bonus payout reflected the achievement of 97.3% of the Adjusted EBITDA Target, 98.6% of the DCF Target and 93% of, or $77 million under, the Department Budget Target.
Based on the approved results, the Energy Transfer Compensation Committee approved a cash bonus relating to the 2025 calendar year to Messrs. McCrea, Long, Bramhall, Wright, McIlwain and Sturrock in the amounts of $2,718,000, $2,718,000, $975,000, $885,000, $615,000 and $445,000, respectively.

Equity Awards. Energy Transfer maintains and operates (i) the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (the “Energy Transfer Incentive Plan” ). The Energy Transfer Incentive Plan authorize the Energy Transfer Compensation Committee, in its discretion, to grant awards, as applicable, under each respective plan of RSUs upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the Energy Transfer Incentive Plans. Energy Transfer has generally used time-vested restricted units and/or phantom units as the vehicle for its annual equity awards to eligible employees, including the named executive officers.
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
For 2025, consistent the Meridian review, the Energy Transfer Compensation Committee established long-term incentive targets for Messrs. McCrea and Long of 1,000% of their annual base earnings, which targets represent an increase from their previous targets of 900%. For 2025, also consistent with the Meridian review the Energy Transfer Compensation Committee approved long-term incentive targets for Messrs. Bramhall, Wright and Sturrock of 600%, 600%, and 300%, respectively, of their respective annual base earnings, which represent an increase from their previous targets of 500%, 500% and 250%, respectively. Mr. McIlwain had a long-term incentive target of 500% of his annual base salary, which is consistent with his previous 2024 target.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering Energy Transfer’s modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are time-vested vehicles. For purposes of establishing an initial price, Energy Transfer utilizes a 60 trading-day trailing weighted average price of Energy Transfer common units prior to November 1 of the respective year. This average trading price is then subject to adjustment when Energy Transfer’s TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% of its identified peer group, the Energy Transfer Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If Energy Transfer’s TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% from the trailing weighted average price based on Energy Transfer’s performance as compared to the identified group. For 2024, the peer group included the following:

• Enterprise Products Partners, L.P.	• Plains All American Pipeline, L.P.
• The Williams Companies, Inc.	• MPLX LP
• Kinder Morgan, Inc.	• ONEOK Inc.
• Targa Resources Corp
For 2025, the Partnership’s TUR performed within 5% of the identified peer group based on the average of the identified comparison periods. Consequently, the 2025 long-term incentive base price was not adjusted, and the total available unit pool reflected 100% of the target.
In December 2025, the Energy Transfer Compensation Committee approved grants of RSUs to Messrs. McCrea, Long, Bramhall, Wright, and Sturrock of 704,438 units, 704,438 units, 200,438 units, 180,375 units, and 56,775 units, respectively. The Energy Transfer Compensation Committee also approved grants of CRSUs to Messrs. McCrea, Long, Bramhall, Wright, and Sturrock of 234,812 units, 234,812 units, 66,812 units, 60,125 units, and 18,925 units, respectively. The Energy Transfer Compensation Committee did not approve an award to Mr. McIlwain for 2025 as the committee was advised, Mr. McIlwain was considering retirement during 2026. It was agreed that the consideration of a grant could be subsequently reviewed by the Energy Transfer Compensation Committee during early 2026 if Mr. McIlwain determined to not retire.
The RSUs granted in 2025 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards is generally subject to continued employment through each specified vesting date. The RSU awards entitle the recipients to receive, with respect to each Energy Transfer unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by Energy Transfer to its common unitholders.
The CRSUs granted in 2025 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one Energy Transfer common unit upon vesting. The CRSUs do not include rights to DER cash payments.
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
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines. As of December 31, 2025, all of the named executive officers were compliant with the level required of the Guidelines as of that date.
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
Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in the Partnership’s health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
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
Energy Transfer LP Non-Qualified Deferred Compensation Plan (the “Energy Transfer NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus, and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts (including the 2025 year) and currently has no plans to make any discretionary contributions to participants’ accounts.
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
Compensation Committee Interlocks and Insider Participation
Mr. Steven R. Anderson and Mr. Michael K. Grimm are the only members of the Energy Transfer Compensation Committee. During 2025, no member of the Energy Transfer Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. Mr. Grimm is not a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009, as discussed in his biographical information included in “Item 10. Directors, Executive Officers and Corporate Governance.”
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)		Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Thomas E. Long	2025	$1,553,100	$—	$15,779,384		$2,718,000	$—	$25,667	$20,076,151
Co-Chief Executive Officer	2024	1,495,144	—	16,247,640		2,465,000	—	25,917	20,233,701
	2023	1,432,554	—	13,282,060		2,300,000	—	25,167	17,039,781
Marshall S. (Mackie) McCrea, III	2025	1,553,100	—	15,779,384		2,718,000	—	26,167	20,076,651
Co-Chief Executive Officer	2024	1,495,144	—	16,247,640		2,465,000	—	28,687	20,236,471
	2023	1,432,554	—	13,282,060		2,300,000	—	24,044	17,038,658
Dylan A. Bramhall	2025	688,596	—	4,489,800		975,000	—	18,760	6,172,156
Group Chief Financial Officer	2024	629,156	—	3,909,351		845,000	—	18,510	5,402,017
	2023	594,406	—	3,222,286		825,000	—	17,760	4,659,452
James M. Wright, Jr.	2025	631,442	—	4,040,400		885,000	(5,728)	23,112	5,574,226
Executive Vice President, General Counsel and Chief Compliance Officer	2024	588,062	—	3,623,300		790,000	30,142	22,862	5,054,366
	2023	563,063	—	2,900,058		775,000	13,991	90,391	4,342,503
Gregory G. McIlwain	2025	471,683	—	—	(4)	615,000	353,215	13,094	1,452,992
Executive Vice President — Operations	2024	454,094	—	2,740,359		608,000	242,998	13,537	4,058,988
	2023	435,094	—	2,340,800		566,000	201,594	11,086	3,554,574
Aden (Troy) Sturrock	2025	399,758	—	1,271,760		445,000	—	21,838	2,138,356
Group Senior Vice President and Controller	2024	373,950	—	1,187,107		405,000	—	20,660	1,986,717
	2023	358,300	—	957,600		376,000	—	19,846	1,711,746
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
(3)The amounts reflected for 2025 in this column include (i) matching contributions to the Energy Transfer 401(k) Plan made on behalf of the named executive officers of $17,500 each for Messrs. Long, McCrea, Bramhall, Wright and Sturrock and $5,342 for Mr. McIlwain, and (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. McCrea and Wright and $1,500 for Messrs. Long, McIlwain and Sturrock, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2025, distribution payments in connection with distribution equivalent rights totaled $4,108,078 for Mr. Long, $4,239,368 for Mr. McCrea, $867,708 for Mr. Bramhall, $705,899 for Mr. Wright, $599,569 for Mr. McIlwain, and $273,307 for Mr. Sturrock; these amounts include distribution payments on Sunoco LP unit awards for those executives with such unvested Sunoco LP awards.
(4)As noted in the Equity Awards section of the Compensation Discussion and Analysis, the Energy Transfer Compensation did not consider an award to Mr. McIlwain at the time awards were made to the other NEOs in December 2025 as Mr. McIlwain had expressed to executive management at that time that he was considering retirement at some point during 2026. Had Mr. McIlwain determined not to retire in 2026, the Energy Transfer Compensation Committee would have considered an equity award during early 2026. Mr. McIlwain informed the Co-Chief Executive Officers on February 14, 2026 of his intention to retire effective as of April 6, 2026.

Grants of Plan-Based Awards in 2025

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards (1)
Energy Transfer Unit Awards:
Thomas E. Long	12/5/2025	704,437	$11,834,542
Marshall S. (Mackie) McCrea, III	12/5/2025	704,437	11,834,542
Dylan A. Bramhall	12/5/2025	200,438	3,367,358
James M. Wright, Jr.	12/5/2025	180,375	3,030,300
Gregory G. McIlwain	N/A	—	—
Aden (Troy) Sturrock	12/5/2025	56,775	953,820
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/5/2025	234,812	3,944,842
Marshal S. (Mackie) McCrea, III	12/5/2025	234,812	3,944,842
Dylan A. Bramhall	12/5/2025	66,812	1,122,442
James M. Wright, Jr.	12/5/2025	60,125	1,010,100
Gregory G. McIlwain	N/A	—	—
Aden (Troy) Sturrock	12/5/2025	18,925	317,940
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
Outstanding Equity Awards at 2025 Fiscal Year-End

Name	Grant Date	Unit Awards
		Number of Units That Have Not Vested(1) (#)	Market or Payout Value of Units That Have Not Vested (2) ($)
Energy Transfer Unit Awards:
Thomas E. Long	12/5/2025	704,437	$11,616,166
	12/5/2024	639,000	10,537,110
	12/8/2023	782,138	12,897,456
	12/12/2022	383,581	6,325,251
	12/16/2021	448,500	7,395,765
Marshall S. (Mackie) McCrea, III	12/5/2025	704,437	11,616,166
	12/5/2024	639,000	10,537,110
	12/8/2023	782,138	12,897,456
	12/12/2022	383,581	6,325,251
	12/16/2021	448,500	7,395,765
Dylan A. Bramhall	12/5/2025	200,438	3,305,223
	12/5/2024	153,750	2,535,338
	12/8/2023	189,750	3,128,978
	12/12/2022	70,050	1,155,125
	12/16/2021	33,360	550,106
James M. Wright, Jr.	12/5/2025	180,375	2,974,384
	12/5/2024	142,500	2,349,825
	12/8/2023	170,775	2,816,080
	12/12/2022	52,500	865,725
	12/16/2021	52,778	870,309

Gregory G. McIlwain	12/5/2024	107,775	1,777,210
	12/8/2023	132,000	2,176,680
	12/12/2022	64,726	1,067,332
	12/16/2021	33,900	559,011
Aden (Troy) Sturrock	12/5/2025	56,775	936,220
	12/5/2024	46,688	769,885
	12/8/2023	54,000	890,460
	12/12/2022	26,400	435,336
	12/16/2021	22,950	378,446
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/5/2025	234,812	3,872,050
	12/5/2024	142,000	2,341,580
	12/8/2023	86,904	1,433,047
Marshall S. (Mackie) McCrea, III	12/5/2025	234,812	3,872,050
	12/5/2024	142,000	2,341,580
	12/8/2023	86,904	1,433,047
Dylan A. Bramhall	12/5/2025	66,812	1,101,730
	12/5/2024	34,167	563,414
	12/8/2023	21,084	347,675
James M. Wright, Jr.	12/5/2025	60,125	991,461
	12/5/2024	31,667	522,189
	12/8/2023	18,975	312,898
Gregory G. McIlwain	12/5/2024	23,950	394,936
	12/8/2023	14,667	241,859
Aden (Troy) Sturrock	12/5/2025	18,925	312,073
	12/5/2024	10,375	171,084
	12/8/2023	6,000	98,940
Sunoco LP Unit Awards:
Dylan A. Bramhall	12/12/2022	5,680	297,689
	12/16/2021	5,200	272,532
(1)Energy Transfer and Sunoco LP RSU awards outstanding vest as follows:
•at a rate of 60% in December 2028 and 40% in December 2030 for awards granted in December 2025;
•at a rate of 60% in December 2027 and 40% in December 2029 for awards granted in December 2024;
•at a rate of 60% in December 2026 and 40% in December 2028 for awards granted in December 2023;
•100% in December 2027 for the remaining outstanding portion of awards granted in December 2022; and
•100% in December 2026 for the remaining outstanding portion of awards granted in December 2021.
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
Energy Transfer CRSU awards granted in December 2025 vest 1/3 per year in December 2026, 2027 and 2028. The remaining Energy Transfer cash restricted unit awards granted in December 2024 vest 1/2 per year in December 2026 and 2027. The remaining outstanding Energy Transfer CRSU awards granted in December 2023 vest in December 2026.
(2)    Market value was computed as the number of unvested awards as of December 31, 2025 multiplied by the closing price of respective common units of Energy Transfer and Sunoco LP.

Units Vested in 2025

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Energy Transfer Unit Awards:
Thomas E. Long	840,241	$14,116,049
Marshall S. (Mackie) McCrea, III	970,635	16,306,668
Dylan A. Bramhall	120,075	2,017,260
James M. Wright, Jr.	118,252	1,986,634
Gregory G. McIlwain	117,545	1,974,756
Aden (Troy) Sturrock	57,800	971,040
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	264,454	4,442,827
Marshall S. (Mackie) McCrea, III	264,454	4,442,827
Dylan A. Bramhall	57,625	968,100
James M. Wright, Jr.	49,392	829,786
Gregory G. McIlwain	44,621	749,633
Aden (Troy) Sturrock	18,521	311,153
Sunoco LP Unit Awards:
Thomas E. Long	11,120	605,262
Dylan A. Bramhall	22,920	1,247,536
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

Name	Executive Contributions in Last FY ($) Acquired on Vesting (#)	Registrant Contributions in Last FY ($) ($) (1)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
James M. Wright, Jr.	—	—	(5,728)	—	108,150
Gregory G. McIlwain	603,785	—	353,215	—	3,182,389
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
In addition, the Energy Transfer Compensation Committee and the compensation committee of the general partner of Sunoco LP, have approved a retirement provision, which provides that employees, including the named executive officers with at least five years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The acceleration of the awards is subject to the applicable provisions of IRC Section 409A. Beginning with awards granted in 2022, the retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration. As of December 31, 2024, Messrs. Long, McCrea and McIlwain would be eligible to benefit from the retirement provisions. Awards that were granted to Messrs. Long, McCrea and McIlwain on or prior to December 31, 2024 (which would have been held for a full year as of a retirement that occurred on December 31, 2025), would have been eligible to accelerate under the 40% accelerated vesting provisions, estimated as of December 31, 2025 to be valued as $40,930,208, $40,930,208 and $6,217,027, respectively. The timing of payments upon retirement would be delayed in compliance with IRC Section 409A.
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2025:

Name	Benefit	Termination due to Death or Disability ($) (1)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Thomas E. Long (2)	Unit Vesting	$56,418,424	$—	$56,418,424	$—
Marshall S. (Mackie) McCrea, III	Unit Vesting	56,418,424	—	56,418,424	—
Dylan A. Bramhall (2)	Unit Vesting	13,257,808	—	13,257,808	—
James M. Wright, Jr.	Unit Vesting	11,702,871	—	11,702,871	—
Gregory G. McIlwain	Unit Vesting	6,217,027	—	6,217,027	—
Aden (Troy) Sturrock	Unit Vesting	3,992,443	—	3,992,443	—
(1)The amounts reflected above represent the product of the number of RSUs and CRSUs units that were subject to vesting/restrictions on December 31, 2025 multiplied by the closing price of applicable common units on that date. However, at the time of an actual payment of the CRSUs, the “fair market value” that the payment will be based upon is not a single closing day price, but will be the average closing day price for the 10 trading days immediately preceding the vesting date. As an example of the difference that could occur at payment, as of December 31, 2025, the closing price used for the calculations above was $16.49 for each Partnership-based unit; the 10-day average price was $16.36, therefore amounts for the CRSUs would be calculated at a slightly lower per-unit price for a hypothetical payment on December 31, 2025.
(2)For Mr. Bramhall, the amounts reported above include outstanding Energy Transfer plan-based awards and outstanding Sunoco LP restricted units.
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
For the 2025 calendar year, the annual total compensation of Messrs. Long and McCrea, as reported in the Summary Compensation Table of this Item 11 was $20,076,151 and $20,076,651, respectively.
The median total compensation of the employees supporting the Partnership (other than Messrs. Long and McCrea) was $164,291 for 2025.
Based on this information, for 2025 the ratio of the annual total compensation of Messrs. Long and McCrea to the median of the annual total compensation of the employees supporting the Partnership as of December 31, 2025 was approximately 122 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2025, the applicable employee populations consisted of 11,191 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2025 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2025.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2025 resulting in an annual compensation of $164,291 with total cash compensation of $140,522 The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $15,810) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $7,959 per employee, includes $4,986 per employee on average matching contribution and $2,973 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).
5.With respect to Messrs. Long and McCrea, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table under this Item 11.
Director Compensation
In 2025, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the Energy Transfer Audit Committee, such director would receive an annual cash retainer ($15,000 or $25,000 in the case of the chairman). If a director served on the Energy Transfer Compensation Committee, such director would receive an annual cash retainer ($7,500 or $15,000 in the case of the chairman). The fees for membership on the Conflicts Committee are determined on a per instance basis for each committee assignment.
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

The compensation paid to the non-employee directors of our General Partner in 2025 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Steven R. Anderson	$122,500	$125,000	$—	$247,500
Richard D. Brannon (3)	125,000	—	—	125,000
Michael K. Grimm	130,000	125,000	—	255,000
John W. McReynolds	100,000	125,000	—	225,000
James R. Perry	100,000	125,000	—	225,000
Matthew S. Ramsey	100,000	125,000	—	225,000
(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee. The amounts reflected exclude distribution payments in connection with DERs on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column above at the time that the unit awards and DERs were originally granted. For 2025, distribution payments in connection with DERs totaled $54,551 for Mr. Anderson, $40,758 for Mr. Brannon, $54,551 for Mr. Grimm, $45,928 for Mr. McReynolds, $54,551 for Mr. Perry and $44,418 for Mr. Ramsey.
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
Current year amounts reflect annual awards granted on January 2, 2026.
(3)Mr. Brannon was previously a director until October 2025.
As of December 31, 2025, Mr. Anderson had 34,926 unvested Energy Transfer restricted units outstanding, Mr. Brannon had 34,926 unvested Energy Transfer restricted units outstanding, Mr. Grimm had 34,926 unvested Energy Transfer restricted units outstanding, Mr. McReynolds had 34,926 unvested Energy Transfer restricted units outstanding, Mr. Perry had 34,926 unvested Energy Transfer restricted units outstanding and Mr. Ramsey had 33,778 unvested Energy Transfer restricted units outstanding.
The executive chairman and the employee directors do not receive compensation for their service on the board of our General Partner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	35,169,831	—	33,058,325
Total	35,169,831	$—	33,058,325
Energy Transfer LP Units
The following table sets forth certain information as of February 13, 2026, regarding the beneficial ownership of our voting securities by (i) certain beneficial owners of more than 5% of our Common Units, (ii) each director and named executive officer of our General Partner and (iii) all current directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

	Beneficially Owned (2)		Percent of Class
Name and Address of Beneficial Owner (1)	Common Units	Class A Units(3)	Common Units	Class A Units
Kelcy L. Warren (4)	306,295,818	851,501,729	8.9%	100.0%
Thomas E. Long	2,065,436	—	*	N/A
Marshall S. (Mackie) McCrea, III (5)	5,137,942	—	*	N/A
Dylan A. Bramhall	250,415	—	*	N/A
James M. Wright, Jr.	418,284	—	*	N/A
Gregory G. McIlwain	314,330	—	*	N/A
A. Troy Sturrock	206,375	—	*	N/A
Steven R. Anderson (6)	1,593,126	—	*	N/A
Michael K. Grimm (7)	928,528	—	*	N/A
John W. McReynolds (8)	30,239,702	—	*	N/A
James R. Perry	166,742	—	*	N/A
Matthew S. Ramsey	1,134,625	—	*	N/A
All Directors and Executive Officers as a group (12 persons)	348,751,323	851,501,729	10.1%	100.0%
*Less than 1%
(1)The address for all listed beneficial owners is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(2)Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. The nature of beneficial ownership for all listed persons is direct with sole investment and disposition power unless otherwise noted. The beneficial ownership of each listed person is based on 3,440,314,575 common units outstanding in the aggregate as of February 13, 2026.
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
(4)Includes 146,901,879 common units held by Kelcy Warren Partners, L.P. and 10,224,429 common units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 133,136,757 common units held by Kelcy Warren Partners III, LLC formerly known as Seven Bridges Holdings, LLC, of which Mr. Warren is the sole member. Also includes 1,233,857 common units held by Warren Capital Corp., of which Mr. Warren is the sole shareholder. Also includes 328,383 common units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 601,076 common units and 851,501,729 Energy Transfer Class A Units held by LE GP, LLC. Mr. Warren may be deemed to own common units and Energy Transfer Class A Units held by LE GP, LLC due to his ownership of 81.2% of its member interests. Mr. Warren disclaims beneficial ownership of common units and Energy Transfer Class A Units owned by LE GP, LLC other than to the extent of his interest in such entity. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%.
(5)Includes 45,389 common units held by a trust for the benefit of Mr. McCrea’s son, for which Mr. McCrea serves as trustee. Mr. McCrea disclaims beneficial ownership of these units.

(6)Includes 1,544,558 common units held by Steven R. Anderson Revocable Trust, for which Mr. Anderson serves as trustee. Includes 603,100 common units pledged as collateral for lines of credit.
(7)Includes 675,972 common units held Grimm Family Limited Partnership, a limited partnership of which a limited liability company owned by Mr. Grimm is the sole general partner. Also includes 10,570 common units held by two trusts for the benefit of Mr Grimm’s children, for which Mr. Grimm serves as trustee.
(8)Includes 17,445,608 common units held by McReynolds Energy Partners L.P. and 12,142,593 common units held by McReynolds Equity Partners L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of common units owned by such limited partnerships other than to the extent of his interest in such entities.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Partnership’s principal sources of cash flow are derived from cash flows from the operations of its subsidiaries, including its direct and indirect investments in the limited partner and general partner interests in Sunoco LP and USAC, both of which are limited partnerships engaged in energy-related services.
Fermi Inc. (NASDAQ & LSE: FRMI) (“Fermi”) is a publicly traded advanced energy and hyperscaler development company. James R. Perry, who serves on Energy Transfer’s Board of Directors and on the board of directors of Fermi, owns an approximately 2.5% equity interest in Fermi, while his son Griffin Perry owns an approximately 11.5% interest. Neither James R. Perry nor Griffin Perry are employees or officers of Fermi. In September 2025, an Energy Transfer affiliate, ETC Marketing, Ltd., and Fermi entered into a gas supply agreement and gas purchase agreement, pursuant to which ETC Marketing, Ltd. has agreed to supply natural gas to Fermi’s planned data center facility in Texas. The transaction is contingent upon the satisfaction of conditions precedent by a specified date, which has not yet occurred. If the conditions precedent are met, it is expected that Fermi would pay ETC Marketing, Ltd. approximately $30 million per year for an initial term of 15 years under the agreements.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2025	2024
Audit fees (1)	$17.5	$13.0
Audit-related fees (2)	2.1	2.0
Tax fees (3)	0.1	0.1
Total	$19.7	$15.1
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2025 and 2024 were pre-approved by the Audit Committee in accordance with this policy.
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
•the aggregate fees billed by our external auditors for each of the previous two years; and
•the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:	Page

(1) Financial Statements – see Index to Financial Statements	F - 1

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits	167

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
4.52
Fifth Supplemental Indenture, dated as of June 21, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed June 21, 2024)

4.53
Sixth Supplemental Indenture, dated as of June 21, 2024, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed June 21, 2024)

4.54
Seventh Supplemental Indenture, dated as of March 4, 2025, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed March 4, 2025)

4.55
Eighth Supplemental Indenture, dated as of August 25, 2025, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed August 25, 2025)

4.56
Ninth Supplemental Indenture, dated as of August 25, 2025, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed August 25, 2025)

4.57
Tenth Supplemental Indenture, dated as of January 27, 2026, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed January 27, 2026)

4.58
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series I Preferred Units (incorporated by reference to Exhibit 4.69 to Form 10-K (File No. 1-32740) filed February 16, 2024)

4.59
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of common units (incorporated by reference to Exhibit 4.70 to Form 10-K (File No. 1-32740) filed February 16, 2024)

10.1+
Amended and Restated Energy Transfer LP Long-Term Incentive Plan (formerly Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to Form 10-K (File No. 1-32740) filed February 16, 2023)

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

10.8+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Form S-1 (File No. 333-128097) filed December 20, 2005)
10.9+	LE GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 1-32740) filed February 16, 2023)
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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	February 19, 2026	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Executive Chairman	February 19, 2026
Kelcy L. Warren

/s/ Marshall S. McCrea, III	Co-Chief Executive Officer and Director	February 19, 2026
Marshall S. McCrea, III	(Co-Principal Executive Officer)

/s/ Thomas E. Long	Co-Chief Executive Officer and Director	February 19, 2026
Thomas E. Long	(Co-Principal Executive Officer)

/s/ Dylan A. Bramhall	Executive Vice President and Group Chief Financial Officer	February 19, 2026
Dylan A. Bramhall	(Principal Financial Officer)

/s/ A. Troy Sturrock	Group Senior Vice President and Controller	February 19, 2026
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Steven R. Anderson	Director	February 19, 2026
Steven R. Anderson

/s/ Michael K. Grimm	Director	February 19, 2026
Michael K. Grimm

/s/ John W. McReynolds	Director	February 19, 2026
John W. McReynolds

/s/ James R. Perry	Director	February 19, 2026
James R. Perry

/s/ Matthew S. Ramsey	Director	February 19, 2026
Matthew S. Ramsey

ENERGY TRANSFER LP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 expressed an unqualified opinion.
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
Goodwill impairment assessment
As described further in Note 2 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $5.45 billion as of December 31, 2025. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential asset impairment has occurred. As of December 31, 2025, there was $368 million of goodwill associated with a reporting unit within the NGL and Refined Products Transportation and Services segment in which we identified the Partnership’s determination of the fair value of the reporting unit as a critical audit matter.
The principal considerations for our determination that the estimation of the fair value of the reporting unit is a critical audit matter are that there are significant judgments required by management when determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions used to estimate future revenues and cash flows, including revenue growth rates, operating expenses, discount rate, and the inherent uncertainty around future market conditions as well as valuation methodologies applied by the Partnership. This in turn led to a higher degree of auditor judgment and subjectivity, in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and assumptions.
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
Fair value of assets acquired in the acquisition of Parkland Corporation
As described further in Note 3 to the consolidated financial statements, on October 31, 2025, the Partnership’s subsidiary, Sunoco LP, completed its acquisition of Parkland Corporation (“Parkland”) and the assets acquired and liabilities assumed were recorded at fair value as of the transaction date. The fair values of property and equipment and intangible assets recorded in the Parkland acquisition were $5.61 billion and $1.87 billion, respectively. Management utilized third-party valuation specialists to determine the fair values of the acquired property and equipment and intangible assets. We identified the estimation of the fair values of the acquired property and equipment and intangible assets as a critical audit matter.
The principal consideration for our determination that the estimation of the fair values of the acquired property and equipment and intangible assets is a critical audit matter is that there was estimation uncertainty due to significant judgments required by management when determining the fair value. In particular, the significant judgments were the replacement cost and market assumptions and methodology used for property and equipment as well as the estimated long-term cash flows and the discount rate related to the fair value of the intangible assets. This in turn led to a higher degree of auditor judgment and subjectivity, in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and assumptions. In addition, the audit effort involved the use of specialists to assist in performing these procedures and evaluating the audit evidence.
Our audit procedures related to the estimation of the fair value of the acquired property and equipment and intangible assets included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to project future cash flows, the reconciliation of the future cash flows prepared by management to the data used in the valuation report prepared by the third-party specialists, and review of the valuation methodologies and assumptions applied by the third-party valuation specialists. In addition to testing the effectiveness of controls, we also performed the following:
◦Assessed the reasonableness of management’s future cash flows by:
▪evaluating management’s significant assumptions used to project future cash flows, which included forecasted gross profit, earnings before interest, taxes, depreciation, and amortization, capital expenditures and discount rates, and
▪testing the projected future cash flows by comparing forecasted amounts to actual historical results to identify material changes and corroborating the basis for the changes, as applicable.
◦Utilized our valuation specialists to evaluate:
▪the qualifications of the third-party valuation specialists engaged by management based on their credentials and experience,
▪the process used by management to develop the estimate, including valuation methodologies and assumptions used by the third-party valuation specialists and whether they were acceptable for the underlying assets and applied correctly,
▪the estimates of fair values for assets which were valued based on comparable market data and the appropriateness of the replacement costs, by performing independent market research and analyses, and
▪the appropriateness of the discount rate used by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2004.
Dallas, Texas
February 19, 2026

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,272	$312
Accounts receivable, net	11,275	10,191
Accounts receivable from related companies	119	87
Inventories	4,770	3,070
Income taxes receivable	57	56
Derivative assets	52	9
Other current assets	688	477
Total current assets	18,233	14,202

Property, plant and equipment	141,283	129,242
Accumulated depreciation and depletion	(39,141)	(34,030)
Property, plant and equipment, net	102,142	95,212

Investments in unconsolidated affiliates	3,589	3,266
Lease right-of-use assets, net	1,841	809
Other non-current assets, net	2,591	2,017
Intangible assets, net	7,438	5,971
Goodwill	5,452	3,903
Total assets	$141,286	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)

	December 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,469	$8,306
Accounts payable to related companies	41	19
Derivative liabilities	10	15
Operating lease current liabilities	245	67
Accrued and other current liabilities	5,165	4,241
Current maturities of long-term debt	25	8
Total current liabilities	14,955	12,656

Long-term debt, less current maturities	68,308	59,752
Non-current operating lease liabilities	1,515	730
Deferred income taxes	5,307	4,190
Other non-current liabilities	1,941	1,618

Commitments and contingencies
Redeemable noncontrolling interests	250	417

Equity:
Limited Partners:
Preferred Unitholders (44,398,959 and 44,898,959 units authorized, issued and outstanding as of December 31, 2025 and 2024, respectively)	3,356	3,852
Common Unitholders (3,439,986,779 and 3,431,088,022 units authorized, issued and outstanding as of December 31, 2025 and 2024, respectively)	30,930	31,195
General Partner	(2)	(2)
Accumulated other comprehensive income	82	73
Total partners’ capital	34,366	35,118
Noncontrolling interests	14,644	10,899
Total equity	49,010	46,017
Total liabilities and equity	$141,286	$125,380
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2025	2024	2023
REVENUES:
Refined product sales	$24,211	$22,051	$23,389
Crude sales	23,487	25,368	23,492
NGL sales	19,038	19,105	15,957
Gathering, transportation and other fees	12,423	12,027	11,428
Natural gas sales	4,655	2,737	3,259
Other	1,722	1,383	1,061
Total revenues	85,536	82,671	78,586
COSTS AND EXPENSES:
Cost of products sold	63,495	61,975	60,541
Operating expenses	5,867	5,164	4,368
Depreciation, depletion and amortization	5,682	5,165	4,385
Selling, general and administrative	1,180	1,177	985
Impairment losses and other	285	52	12
Total costs and expenses	76,509	73,533	70,291
OPERATING INCOME	9,027	9,138	8,295
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(3,474)	(3,125)	(2,578)
Equity in earnings of unconsolidated affiliates	419	379	383
Gains (losses) on extinguishments of debt	(34)	(12)	2
Non-operating litigation-related loss	—	—	(627)
Gain on sale of Sunoco LP West Texas assets	—	586	—
Other, net	120	140	122
INCOME BEFORE INCOME TAX EXPENSE	6,058	7,106	5,597
Income tax expense	350	541	303
NET INCOME	5,708	6,565	5,294
Less: Net income attributable to noncontrolling interests	1,208	1,692	1,299
Less: Net income attributable to redeemable noncontrolling interests	67	59	60
NET INCOME ATTRIBUTABLE TO PARTNERS	4,433	4,814	3,935
Less: General Partner’s interest in net income	4	4	3
Less: Preferred Unitholders’ interest in net income	248	362	463
Less: Loss on redemption of preferred units	8	54	—
NET INCOME ATTRIBUTABLE TO COMMON UNITS	$4,173	$4,394	$3,469
NET INCOME PER COMMON UNIT:
Basic	$1.22	$1.29	$1.10
Diluted	$1.21	$1.28	$1.09
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$5,708	$6,565	$5,294
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	10	7	4
Actuarial gain relating to pension and other postretirement benefits	9	39	13
Foreign currency translation adjustment	—	(1)	(6)
Change in other comprehensive income from unconsolidated affiliates	(4)	—	1
	15	45	12
Comprehensive income	5,723	6,610	5,306
Less: Comprehensive income attributable to noncontrolling interests	1,208	1,692	1,299
Less: Comprehensive income attributable to redeemable noncontrolling interests	67	59	60
Comprehensive income attributable to partners	$4,448	$4,859	$3,947
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Unitholders	Preferred Unitholders	General Partner	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
Distributions to partners	(3,777)	(468)	(3)	—	—	(4,248)
Distributions to noncontrolling interests	—	—	—	—	(1,691)	(1,691)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Lotus Midstream acquisition	574	—	—	—	—	574
Crestwood acquisition	2,953	413	—	—	—	3,366
Other, net	18	—	—	—	12	30
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,469	463	3	—	1,299	5,234
Other comprehensive income, net of tax	—	—	—	12	—	12
Balance, December 31, 2023	30,197	6,459	(2)	28	7,257	43,939
Distributions to partners	(4,241)	(378)	(4)	—	—	(4,623)
Distributions to noncontrolling interests	—	—	—	—	(1,780)	(1,780)
Capital contributions from noncontrolling interests	—	—	—	—	638	638
WTG Midstream acquisition	833	—	—	—	—	833
Conversion of USAC preferred to USAC common units	—	—	—	—	301	301
Sunoco LP’s acquisition of NuStar	—	—	—	—	3,651	3,651
Redemption of NuStar preferred units	—	—	—	—	(784)	(784)
Redemption of Energy Transfer preferred units	—	(2,645)	—	—	—	(2,645)
Other, net	(42)	54	—	—	(76)	(64)
Net income, excluding amounts attributable to redeemable noncontrolling interests	4,448	362	4	—	1,692	6,506
Other comprehensive income, net of tax	—	—	—	45	—	45
Balance, December 31, 2024	31,195	3,852	(2)	73	10,899	46,017
Distributions to partners	(4,469)	(252)	(4)	—	—	(4,725)
Distributions to noncontrolling interests	—	—	—	—	(1,734)	(1,734)
Capital contributions from noncontrolling interests	—	—	—	—	27	27
Conversion of USAC preferred to USAC common units	—	—	—	—	164	164
Sunoco LP acquisitions	—	—	—	—	2,547	2,547
Redemption of Energy Transfer preferred units	—	(500)	—	—	—	(500)
Sunoco LP Series A preferred unit issuance	—	—	—	—	1,487	1,487
Other, net	23	8	—	(6)	46	71
Net income, excluding amounts attributable to redeemable noncontrolling interests	4,181	248	4	—	1,208	5,641
Other comprehensive income, net of tax	—	—	—	15	—	15
Balance, December 31, 2025	$30,930	$3,356	$(2)	$82	$14,644	$49,010
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$5,708	$6,565	$5,294
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,682	5,165	4,385
Deferred income taxes	178	276	203
Inventory valuation adjustments	156	86	114
Non-cash compensation expense	148	151	130
Impairment losses	285	52	12
Other non-cash	23	63	(32)
Equity in earnings of unconsolidated affiliates	(419)	(379)	(383)
Gain on sale of Sunoco LP West Texas assets	—	(586)	—
(Gains) losses on extinguishments of debt	34	12	(2)
Distributions from unconsolidated affiliates	382	356	353
Distributions on unvested awards	(52)	(59)	(68)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(1,976)	(196)	(451)
Net cash provided by operating activities	10,149	11,506	9,555
INVESTING ACTIVITIES:
Cash paid by Sunoco LP for Parkland acquisition, net of cash received	(2,004)	—	—
Cash paid for WTG Midstream acquisition, net of cash received	—	(2,174)	—
Cash paid for Edwards Lime Gathering, LLC noncontrolling interest	—	(84)	—
Cash received by Sunoco LP from NuStar acquisition	—	27	—
Cash paid for Lotus Midstream acquisition, net of cash received	—	—	(930)
Cash paid for Crestwood acquisition, net of cash received	—	—	(288)
Cash paid by Sunoco LP for acquisitions of terminals and other assets, net of cash received	(253)	(224)	—
Cash paid for other acquisitions, net of cash received	(4)	(250)	(111)
Capital expenditures, excluding allowance for equity funds used during construction	(6,303)	(4,164)	(3,134)
Contributions in aid of construction costs	100	73	40
Contributions to unconsolidated affiliates	(10)	(206)	(6)
Distributions from unconsolidated affiliates in excess of cumulative earnings	61	75	63
Proceeds from sale of Sunoco LP West Texas assets	—	987	—
Proceeds from sales of other assets	30	24	38
Other, net	10	12	3
Net cash used in investing activities	$(8,373)	$(5,904)	$(4,325)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)

	Years Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES:
Proceeds from borrowings	$32,870	$34,150	$32,130
Repayments of debt	(28,052)	(29,409)	(31,416)
USAC investments in government securities in connection with the legal defeasance of senior notes	—	(749)	—
Sunoco LP Series A preferred units issuance	1,473	—	—
Redemption of Preferred Units	(500)	(2,645)	—
Sunoco LP redemption of NuStar preferred units	—	(784)	—
Redemption of Crestwood Niobrara LLC preferred units	—	(37)	—
Capital contributions from noncontrolling interests	27	638	3
Capital contributions from redeemable noncontrolling interests	—	2	—
Distributions to partners	(4,725)	(4,623)	(4,248)
Distributions to noncontrolling interests	(1,734)	(1,780)	(1,691)
Distributions to redeemable noncontrolling interests	(56)	(67)	(59)
Debt issuance costs	(119)	(147)	(45)
Net cash used in financing activities	(816)	(5,451)	(5,326)
Increase (decrease) in cash and cash equivalents	960	151	(96)
Cash and cash equivalents, beginning of period	312	161	257
Cash and cash equivalents, end of period	$1,272	$312	$161
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
The Partnership owns a controlling interest in Sunoco LP which is engaged in energy infrastructure and distribution of motor fuels across 32 countries and territories in North America, the Greater Caribbean and Europe. Sunoco LP’s midstream operations include an extensive network of over 14,000 miles of pipeline and over 160 terminals. Sunoco LP’s fuel distribution operations serve approximately 11,000 Sunoco and partner branded locations, as well as additional independent dealers and commercial customers. As of December 31, 2025, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units. In addition, the Partnership controls SunocoCorp Management LLC, which controls SunocoCorp. SunocoCorp’s only cash-generating assets are Sunoco LP’s Class D units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2025, our interest in USAC consisted of 100% of the general partner and 46.1 million common units.
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
The consolidated financial statements of Energy Transfer presented herein include the results of operations of our controlled subsidiaries, including SunocoCorp, Sunoco LP and USAC. We also consolidate SunocoCorp as its primary beneficiary under the variable interest model, based on the Partnership’s interests in its subsidiary, Sunoco LP.
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

The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2025	2024	2023
Accounts receivable	$(77)	$(775)	$(171)
Accounts receivable from related companies	31	15	(5)
Inventories	(717)	(735)	35
Other current assets	(80)	82	221
Other non-current assets, net	(120)	(166)	(125)
Accounts payable	(322)	1,315	(501)
Accounts payable to related companies	(24)	(35)	(38)
Accrued and other current liabilities	(96)	166	209
Other non-current liabilities	(523)	(123)	(33)
Derivative assets and liabilities, net	(48)	60	(43)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$(1,976)	$(196)	$(451)
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2025	2024	2023
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$1,112	$688	$442
Lease assets obtained in exchange for new lease liabilities	296	7	23
Distribution reinvestment	45	89	90
Energy Transfer common units issued in connection with acquisitions (1)	—	833	3,940
USAC exercise and conversion of preferred units into common units	164	301	—
USAC government securities transferred in connection with the legal defeasance of USAC senior notes due 2026	—	749	—
Legal defeasance of USAC senior notes due 2026	—	725	—
Sunoco LP senior notes redeemed and issued in exchange transaction	3,654	—	—
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions (1)	4,038	2,850	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$3,136	$2,884	$2,298
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
Sunoco LP’s fuel inventories, other than in the Caribbean, are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2025 and 2024, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $472 million and $316 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the years ended December 31, 2025, 2024 and 2023, the Partnership’s cost of products sold included unfavorable inventory adjustments of $156 million, $86 million and $114 million, respectively, which decreased net income.
Sunoco LP’s fuel inventories in the Caribbean, which totaled $88 million at December 31, 2025, are stated at the lower of cost or market using the FIFO method. Under this methodology, the cost of fuel sold consists of older acquisition costs, which includes transportation and storage costs.
The Partnership’s inventories consisted of the following:

	December 31,
	2025	2024
Natural gas, NGLs and refined products	$3,506	$1,989
Crude oil	286	400
Spare parts and other	978	681
Total inventories	$4,770	$3,070
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2025	2024
Deposits paid to vendors	$216	$150
Prepaid expenses and other	472	327
Total other current assets	$688	$477
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

For the years ended December 31 2025, 2024 and 2023, USAC recognized fixed asset impairments of $8 million, $1 million and $12 million, respectively, primarily related to its compression equipment as a result of its evaluation of the future deployment of idle fleet.
In 2025, the Partnership recorded a $256 million fixed asset impairment related to the suspension of the Lake Charles LNG export project.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2025	2024
Land and improvements	$3,051	$1,675
Buildings and improvements (1 to 40 years)	8,448	4,688
Pipelines and equipment (5 to 65 years)	101,506	97,078
Product storage and related facilities (2 to 40 years)	8,399	7,869
Right of way (20 to 65 years)	9,344	9,239
Other (1 to 48 years)	4,694	4,060
Construction work-in-process	5,841	4,633
	141,283	129,242
Less – Accumulated depreciation and depletion	(39,141)	(34,030)
Property, plant and equipment, net	$102,142	$95,212
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Depreciation, depletion and amortization expense	$5,203	$4,701	$3,986
Capitalized interest	150	120	77
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

Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2025	2024
Crude pipeline linefill and tank bottoms	$787	$743
Regulatory assets	40	39
Pension assets	209	188
Deferred charges	146	151
Restricted funds	210	216
Other	1,199	680
Total other non-current assets, net	$2,591	$2,017
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
Components and useful lives of intangible assets were as follows:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$10,859	$(4,128)	$9,304	$(3,654)
Patents (10 years)	48	(48)	48	(48)
Trade names (20 years)	66	(51)	66	(48)
Other (5 to 20 years)	95	(9)	12	(11)
Total amortizable intangible assets	11,068	(4,236)	9,430	(3,761)
Non-amortizable intangible assets:
Trademarks	606	—	302	—
Total non-amortizable intangible assets	606	—	302	—
Total intangible assets	$11,674	$(4,236)	$9,732	$(3,761)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2025	2024	2023
Reported in depreciation, depletion and amortization expense	$479	$464	$399

Estimated aggregate amortization of intangible assets for the next five years is as follows:

Years Ending December 31:
2026	$558
2027	542
2028	539
2029	533
2030	516
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
Changes in the carrying amount of goodwill were as follows:

	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	All Other	Total
Balance, December 31, 2023	$601	$884	$853	$1,599	$82	$4,019
Acquired	—	—	—	16	—	16
Disposed	—	—	—	(138)	—	(138)
Other	16	2	(12)	—	—	6
Balance, December 31, 2024	617	886	841	1,477	82	3,903
Acquired	—	—	—	1,528	—	1,528
Other	—	—	—	21	—	21
Balance, December 31, 2025	$617	$886	$841	$3,026	$82	$5,452
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. During 2025, $1.53 billion of goodwill was recorded in connection with Sunoco LP’s acquisition of Parkland. During 2024, $16 million of goodwill was recorded in connection with Sunoco LP’s acquisition of NuStar and $138 million of goodwill was removed in connection with Sunoco LP’s sale of 204 convenience stores to 7-Eleven, Inc.
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
As of December 31, 2025 and 2024, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $589 million and $418 million, respectively. For the years ended December 31, 2025, 2024 and 2023 aggregate accretion expense related to AROs was $13 million, $11 million and $10 million, respectively.
Except for the AROs discussed above, management was not able to reasonably measure the fair value of AROs as of December 31, 2025 and 2024, in most cases because the settlement dates were indeterminable. Although a number of onshore assets in our systems are subject to agreements or regulations that give rise to an ARO upon discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Our subsidiaries also have legal obligations for several other assets at previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, our subsidiaries are legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP also has AROs related to the estimated future cost to remove underground storage tanks.
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
As of December 31, 2025 and 2024, other non-current assets on the Partnership’s consolidated balance sheets included $35 million and $31 million, respectively, of funds that were legally restricted for the purpose of settling AROs.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2025	2024
Interest payable	$878	$685
Customer advances and deposits	343	360
Accrued capital expenditures	1,112	688
Accrued wages and benefits	494	422
Taxes payable other than income taxes	844	737
Exchanges payable	86	90
Deferred revenue	366	322
Other	1,042	937
Total accrued and other current liabilities	$5,165	$4,241

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
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2025 and 2024 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2025
		Level 1	Level 2
Assets:
Total commodity derivatives	$618	$531	$87
Other non-current assets	209	209	—
Total assets	$827	$740	$87
Liabilities:
Total commodity derivatives	$(454)	$(404)	$(50)
Total liabilities	$(454)	$(404)	$(50)

	Fair Value Total	Fair Value Measurements at December 31, 2024
		Level 1	Level 2
Assets:
Total commodity derivatives	$263	$263	$—
Other non-current assets	212	212	—
Total assets	$475	$475	$—
Liabilities:
Total commodity derivatives	$(293)	$(293)	$—
Total liabilities	$(293)	$(293)	$—
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2025 was $68.55 billion and $68.33 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our debt obligations was $59.01 billion and $59.76 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
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
We record the collection of taxes to be remitted to government authorities on a net basis, except for consumer excise taxes collected by Sunoco LP on sales of refined products and merchandise which are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2025, 2024 and 2023, excise taxes collected by Sunoco LP were $261 million, $164 million and $274 million, respectively.
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
Related Party Transactions
The Partnership regularly enters into related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets. While the Partnership believes that such related party transactions generally reflect market rates, the pricing under such agreements may not be comparable to similar transactions with unaffiliated third parties. For the years ended December 31, 2025, 2024 and 2023, the Partnership’s consolidated income statements reflect revenues from related parties of $568 million, $603 million and $626 million, respectively.

Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currencies of the countries in which the subsidiaries are located. Transactions in foreign currencies are translated to the respective functional currencies at the exchange rates applicable on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated to the appropriate functional currency at the exchange rate at the consolidated balance sheet date. Foreign exchange gains and losses are recorded in the consolidated statements of operations. Non-monetary assets and liabilities denominated in foreign currencies are measured at cost using the exchange rates on the dates of initial recognition.
On consolidation, the financial statements of foreign operations are translated to U.S. dollars. The assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate prevailing at the consolidated balance sheet date. Income and expenses of foreign operations are translated to U.S. dollars at the exchange rates that approximate those on the dates of the transactions. Foreign exchange differences arising on translation for consolidation are recognized in other comprehensive income (loss). The results and financial position of subsidiaries with the functional currencies of hyperinflationary economies, after being restated for the effects of inflation in line with the Partnership’s policy over hyperinflation accounting, are translated to U.S. dollars at the exchange rate prevailing at the consolidated balance sheet date.
In connection with certain internal restructuring transactions subsequent to the Parkland acquisition, Sunoco LP and Parkland established an intercompany loan that is denominated in Canadian dollars. Foreign currency translation gains and losses related to this intercompany loan are recorded in “Other, net” within net income on the Partnership’s consolidated statement of operations.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, Energy Transfer would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2025, 2024 and 2023, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local, and foreign income taxes. These corporate subsidiaries include ETP Holdco, Sunoco Retail LLC and Aloha, among others. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
The acquisition of Parkland by Sunoco LP brought the Partnership into scope for Pillar Two global minimum tax regime, a legislative framework established by Organization for Economic Co-operation and Development, as several jurisdictions in which the Partnership now operates have enacted Pillar Two global minimum tax legislation.

Consistent with ASC 740 and current industry guidance, the Partnership has applied a temporary exception and has not recognized deferred tax assets or liabilities related to Pillar Two tax liability.
The Partnership has elected to account for the tax on global intangible low-taxed income (“GILTI”) under IRC §951A as a period cost in the year the tax is incurred, rather than recognizing deferred taxes on basis differences in its controlled foreign corporations that may give rise to future GILTI inclusions.
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
We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar instruments. Certain of our interest rate derivatives are accounted for as either cash flow hedges or fair value hedges. For interest rate derivatives accounted for as either cash flow or fair value hedges, we report realized gains and losses and ineffectiveness portions of those hedges in interest expense. For interest rate derivatives not designated as hedges for accounting purposes, we report realized and unrealized gains and losses on those derivatives in other expenses in the consolidated statements of operations.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. The Partnership retrospectively adopted ASU 2023-09 during the year ended December 31, 2025 and has revised its disclosures accordingly, as reflected above in “Cash, Cash Equivalents and Supplemental Cash Flow Information” within Note 2 and below in Note 10.
3.ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Terminal Facilities Acquisition
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

Sunoco LP
Parkland Acquisition
On October 31, 2025, Sunoco LP completed the previously announced acquisition of Parkland whereby Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP, indirectly acquired all the outstanding shares of Parkland, in exchange for cash and SunocoCorp units that were contributed by SunocoCorp to Sunoco LP at the close of the acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close. In connection with the closing of the Parkland acquisition, Sunoco LP paid approximately $2.6 billion to Parkland’s shareholders and transferred 51,517,198 SunocoCorp common units, which Sunoco LP had received from SunocoCorp in exchange for its issuance of 51,517,198 Class D Units to SunocoCorp.
Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
As part of the transaction, Sunoco LP repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland Acquisition, Sunoco LP deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp’s common units began trading on the New York Stock Exchange effective November 6, 2025. Subsequent to the Parkland acquisition, SunocoCorp holds limited partnership units of Sunoco LP that are generally economically equivalent to Sunoco LP’s publicly traded common units on the basis of one Sunoco LP common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco LP will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco LP unitholders.
The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of a third-party valuation specialist, if applicable, and involves the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods.
As of the date these financial statements were issued, management and the third-party valuation specialist continue to evaluate certain assumptions, which could result in a change to the allocation of the fair value among reporting units or between line items on the consolidated balance sheet, potentially impacting deferred tax balances and/or goodwill. The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

At October 31, 2025
Total current assets	$2,814
Property, plant and equipment, net	5,612
Investments in unconsolidated affiliates	341
Lease right-of-use assets, net	731
Deferred tax assets	210
Other non-current assets	266
Intangible assets, net (1)	1,871
Goodwill (2)	1,528
Total assets	13,373

Total current liabilities	2,490
Long-term debt, less current maturities	3,797
Non-current operating lease liabilities	731
Deferred income taxes	965
Other non-current liabilities	375
Total liabilities	8,358

Total consideration	5,015
Cash received	464
Total consideration, net of cash received	$4,551
(1)Intangible assets, net comprised of $1.49 billion of customer relationships, with a remaining weighted average life of approximately 20 years, $297 million of indefinite-lived tradenames and $85 million of other intangibles with a remaining weighted average life of approximately 10 years.
(2)Goodwill represents commercial and operational synergies. Approximately $660 million of the goodwill recorded as a result of this transaction is expected to be deductible for IRC Sec. 951A GILTI and foreign earnings and profits purposes. The goodwill is not deductible for non-US jurisdictions.
TanQuid Acquisition
On January 16, 2026, Sunoco LP completed the previously announced acquisition of TanQuid for approximately €465 million (approximately $540 million as of January 16, 2026), including approximately €300 million of assumed debt, less approximately €39 million of cash acquired. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under Sunoco LP’s credit facility. As of the date of this Form 10-K filing, the initial accounting for this business combination is incomplete due to the timing of the close of the acquisition and therefore has not been included herein.
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
Other 2025 Acquisitions
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
In the fourth quarter of 2025, Sunoco LP acquired a total of 27 fuel distribution consignment sites and 36 dealer sites, as well as commercial customers, in four separate transactions for total cash consideration of approximately $64 million, plus working capital.
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
West Texas Sale
On April 16, 2024, Sunoco LP completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.00 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco LP also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. As a result of the sale, Sunoco LP recorded a $586 million gain ($442 million, net of tax).
USAC
J-W Power Company Acquisition
On January 12, 2026, USAC completed the J-W Power Company acquisition, a large privately-held provider of compression services in the United States, for total consideration of approximately $860 million, consisting of approximately $430 million in cash and approximately 18.2 million newly issued USAC common units. As of the date of this Form 10-K filing, the initial accounting for this business combination is incomplete due to the timing of the close of the acquisition and therefore has not been included herein.
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

Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the year ended December 31, 2025 and 2024 are presented as if the Parkland and NuStar acquisitions and the West Texas Sale had been completed on January 1, 2024.

	Year Ended December 31,
	2025	2024
Revenues	$101,791	$103,675
Net income	5,494	5,679
The pro forma consolidated results of operations include adjustments to:
•include the results of Parkland and NuStar for all periods presented;
•include incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting for Parkland and NuStar;
•include incremental interest expense related to financing the transactions;
•include $175 million of expenses representing one-time costs associated with completing the transaction;
•adjust for relative changes in ownership resulting from the acquisition;
•exclude the results from the convenience stores sold in the West Texas Sale; and
•exclude the gain on sale and related tax impact related to the West Texas Sale.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the Parkland acquisition been made at the beginning of the periods presented or the future results of the combined operations.
Parkland's revenue and net income, excluding intercompany transactions, since the acquisition date to December 31, 2025 included in our consolidated statement of operations were $3.17 billion and $195 million, respectively.
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
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Citrus	$1,843	$1,818
MEP	279	309
White Cliffs	177	196
Explorer	65	66
SESH	231	223
Other	994	654
Total	$3,589	$3,266
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2025	2024	2023
Citrus	$153	$136	$146
MEP	74	63	87
White Cliffs	17	19	10
Explorer	26	34	37
SESH	57	45	31
Other	92	82	72
Total equity in earnings of unconsolidated affiliates	$419	$379	$383
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, MEP, White Cliffs, Explorer and SESH (on a 100% basis) for all periods presented:

	December 31,
	2025	2024
Current assets	$462	$446
Property, plant and equipment, net	8,397	8,478
Other assets	109	105
Total assets	$8,968	$9,029

Current liabilities	$365	$1,160
Non-current liabilities	4,319	3,541
Equity	4,284	4,328
Total liabilities and equity	$8,968	$9,029

	Years Ended December 31,
	2025	2024	2023
Revenue	$1,862	$1,898	$1,914
Operating income	988	1,009	1,079
Net income	759	750	786
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
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2025	2024	2023
Net income	$5,708	$6,565	$5,294
Less: Net income attributable to redeemable noncontrolling interests	67	59	60
Less: Net income attributable to noncontrolling interests	1,208	1,692	1,299
Net income, net of noncontrolling interests	4,433	4,814	3,935
Less: General Partner’s interest in income	4	4	3
Less: Preferred Unitholders’ interest in income	248	362	463
Less: Loss on redemption of preferred units	8	54	—
Common Unitholders’ interest in net income	$4,173	$4,394	$3,469
Basic Income per Common Unit:
Weighted average common units	3,432.9	3,395.1	3,161.7
Basic income per common unit	$1.22	$1.29	$1.10
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$4,173	$4,394	$3,469
Dilutive effect of equity-based compensation of subsidiaries and distributions to convertible units	(1)	(1)	(1)
Diluted income available to Common Unitholders	$4,172	$4,393	$3,468
Weighted average common units	3,432.9	3,395.1	3,161.7
Dilutive effect of unvested unit awards	16.6	25.4	15.5
Weighted average common units, assuming dilutive effect of unvested unit awards	3,449.5	3,420.5	3,177.2
Diluted income per common unit	$1.21	$1.28	$1.09

6.DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2025	2024
Energy Transfer Indebtedness
4.05% senior notes due March 15, 2025(1)	—	1,000
2.90% senior notes due May 15, 2025(1)	—	1,000
5.95% senior notes due December 1, 2025(1)	—	400
4.75% senior notes due January 15, 2026(2)(3)	1,000	1,000
3.90% senior notes due July 15, 2026(2)	550	550
6.05% senior notes due December 1, 2026(2)	1,000	1,000
4.40% senior notes due March 15, 2027	700	700
4.20% senior notes due April 15, 2027	600	600
5.625% senior notes due May 1, 2027(3)	600	600
5.50% senior notes due June 1, 2027	44	44
5.50% senior notes due June 1, 2027	956	956
4.00% senior notes due October 1, 2027	750	750
5.55% senior notes due February 15, 2028	1,000	1,000
4.95% senior notes due May 15, 2028	800	800
4.95% senior notes due June 15, 2028	1,000	1,000
6.10% senior notes due December 1, 2028	500	500
6.00% senior notes due February 1, 2029	700	700
5.25% senior notes due April 15, 2029	1,500	1,500
5.25% senior notes due July 1, 2029	1,000	1,000
7.00% senior notes due July 15, 2029	66	66
4.15% senior notes due September 15, 2029	547	547
8.25% senior notes due November 15, 2029	33	33
8.25% senior notes due November 15, 2029	267	267
5.20% senior notes due April 1, 2030	650	—
3.75% senior note due May 15, 2030	1,500	1,500
6.40% senior notes due December 1, 2030	1,000	1,000
7.375% senior notes due April 1, 2031	600	600
5.75% senior notes due February 15, 2033	1,500	1,500
4.05% tax-exempt bonds due June 1, 2033	225	225
6.55% senior notes due December 1,2033	1,500	1,500
5.55% senior notes due May 15, 2034	1,250	1,250
5.60% senior notes due September 1, 2034	1,250	1,250
4.90% senior notes due March 15, 2035	500	500
5.70% senior notes due April 1, 2035	1,250	—
6.625% senior notes due October 15, 2036	400	400
5.80% senior notes due June 15, 2038	500	500
7.50% senior notes due July 1, 2038	550	550
6.85% senior notes due February 15, 2040	250	250
6.05% senior notes due June 1, 2041	700	700
6.50% senior notes due February 1, 2042	1,000	1,000
6.10% senior notes due February 15, 2042	300	300
4.95% senior notes due January 15, 2043	350	350
5.15% senior notes due February 1, 2043	450	450

5.95% senior notes due October 1, 2043	450	450
5.30% senior notes due April 1, 2044	700	700
5.00% senior notes due May 15, 2044	531	531
5.15% senior notes due March 15, 2045	1,000	1,000
5.35% senior notes due May 15, 2045	800	800
6.125% senior notes due December 15, 2045	1,000	1,000
5.30% senior notes due April 15, 2047	900	900
5.40% senior notes due October 1, 2047	1,500	1,500
6.00% senior notes due June 15, 2048	1,000	1,000
6.25% senior notes due April 15, 2049	1,750	1,750
5.00% senior notes due May 15, 2050	2,000	2,000
5.95% senior notes due May 15, 2054	1,750	1,750
6.05% senior notes due September 1, 2054	1,250	1,250
8.00% fixed-to-fixed reset rate junior subordinated notes due May 15, 2054	800	800
7.125% fixed-to-fixed reset rate junior subordinated notes due October 1, 2054	400	400
6.20% senior notes due April 1, 2055	1,100	—
6.50% Series 2025A junior subordinated notes due February 15, 2056	1,200	—
6.75% Series 2025B junior subordinated notes due February 15, 2056	800	—
Floating rate junior subordinated notes due November 1, 2066	600	600
Five-year credit facility due April 11, 2029	2,856	2,759
Unamortized premiums, discounts and fair value adjustments, net	30	62
Deferred debt issuance costs	(277)	(250)
	51,478	48,840
Subsidiary Indebtedness
Transwestern Debt
6.16% senior notes due May 24, 2037	75	75
	75	75
Bakken Project Debt
4.625% senior notes due April 1, 2029	850	850
Deferred debt issuance costs	(2)	(3)
	848	847
Sunoco LP Debt
5.750% senior notes due 2025 (1)	—	600
6.000% senior notes due 2026 (2)	500	500
3.875% CAD senior notes due 2026 (2) (4)	400	—
Parkland 3.875% CAD senior notes due 2026 (2)(5)	37	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2027 (4)	499	—
Parkland 5.875% senior notes due 2027 (5)	1	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028 (4)	277	—
Parkland 6.000% CAD senior notes due 2028 (5)	14	—
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029 (4)	397	—
Parkland 4.375% CAD senior notes due 2029 (5)	40	—
4.500% senior notes due 2029 (4)	790	—

Parkland 4.500% senior notes due 2029 (5)	10	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030 (4)	798	—
Parkland 4.625% senior notes due 2030 (5)	2	—
5.625% senior notes due 2031	1,000	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032 (4)	493	—
Parkland 6.625% senior notes due 2032 (5)	7	—
6.250% senior notes due 2033	1,000	—
5.875% senior notes due 2034	900	—
GoZone bonds	322	322
Sunoco LP credit facility due June 17, 2030	—	203
Lease-related obligations and other Sunoco LP subsidiary debt	233	132
Unamortized premiums, discounts and fair value adjustments, net	2	15
Deferred debt issuance costs	(83)	(37)
	13,389	7,485
USAC Debt
6.875% senior notes due September 1, 2027(1)	—	750
7.125% senior notes due March 15, 2029	1,000	1,000
6.250% senior notes due October 1, 2033	750	—
USAC credit facility due August 27, 2030	795	772
Deferred debt issuance costs	(21)	(20)
	2,524	2,502

Other long-term debt	19	11

Total debt	68,333	59,760
Less: Current maturities of long-term debt	25	8
Long-term debt, less current maturities	$68,308	$59,752
(1)These notes were redeemed in 2025.
(2)As of December 31, 2025, these obligations were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis.
(3)These notes were redeemed in 2026.
(4)These senior notes, totaling $3.65 billion as of December 31, 2025, were assumed by Sunoco LP in connection with the closing of the Parkland acquisition. For additional information, see “Sunoco LP Parkland Senior Note Exchange” below.
(5)These senior notes, totaling $111 million as of December 31, 2025, represent the aggregate principal amounts not tendered in the private exchange offers and remain outstanding obligations of Parkland. For additional information, see “Sunoco LP Parkland Senior Note Exchange” below.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $351 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2026	$3,512
2027	5,314
2028	4,505
2029	11,619
2030	6,154
Thereafter	37,581
Total	$68,685
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
In January 2026, the Partnership issued $1.00 billion aggregate principal amount of 4.55% senior notes due 2031, $1.00 billion aggregate principal amount of 5.35% senior notes due 2036 and $1.00 billion aggregate principal amount of 6.30% senior notes due 2056. The Partnership used the net proceeds to refinance existing indebtedness, including to repay commercial paper and borrowings under its Five-Year Credit Facility.
In January 2026, the Partnership redeemed its $1.00 billion aggregate principal amount of 4.75% senior notes due January 2026 using cash on hand and commercial paper borrowings.
In February 2026, the Partnership redeemed its $600 million aggregate principal amount of 5.625% senior notes due May 2027 using cash on hand and commercial paper borrowings.
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
Sunoco LP Parkland Senior Note Exchange
In October 2025, in connection with Sunoco LP’s Parkland acquisition, Sunoco LP commenced a private offering to exchange up to C$1.60 billion Canadian dollar denominated notes issued by Parkland (collectively, the “PKI CAD Notes”) and up to $2.60 billion U.S. dollar denominated notes issued by Parkland (collectively, the “PKI USD Notes”) for new notes issued by the Partnership. The exchange offer closed on November 7, 2025, with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
USAC Senior Notes Issuance and Redemption
In September 2025, USAC issued $750 million aggregate principal amount of 6.250% senior notes due 2033. USAC used the net proceeds from this issuance, together with borrowings under USAC’s credit facility, to redeem its $750 million aggregate principal amount of 6.875% senior notes due 2027 in October 2025.
Sunoco LP GoZone Bonds
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
The following table summarizes the GoZone Bonds outstanding as of December 31, 2025:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Original Redemption Date	Maturity Date
Series 2008	June 26, 2008	56	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48	6.10%	June 1, 2030	n/a	December 1, 2040
Series 2011	October 1, 2025	75	3.70%	June 1, 2030	n/a	August 1, 2041
During 2025, the Sunoco LP completed the remarketing of $75 million principal amount of Series 2011 GoZone Bonds, which were previously repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed at that time. The remarketed bonds were issued on October 1, 2025 and have a 3.70% interest rate, a mandatory purchase date of June 1, 2030, and a maturity of August 1, 2041.
Sunoco LP’s agreements with the Parish of St. James related to the GoZone Bonds contain: (i) customary restrictive covenants that limit the ability of Sunoco LP and its subsidiaries to, among other things, create liens, enter into certain sale leaseback transactions, and engage in certain consolidations, mergers or asset sales; and (ii) a repurchase provision which provides that if Sunoco LP undergoes a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, then each holder may require the trustee, with funds provided by Sunoco LP, to repurchase all or a portion of that holder’s GoZone Bonds at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.
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
As of December 31, 2025, the Five-Year Credit Facility had $2.86 billion of outstanding borrowings, of which $2.57 billion consisted of commercial paper. The amount available for future borrowings was $2.12 billion, after accounting for outstanding letters of credit in the amount of $21 million. The weighted average interest rate on the total amount outstanding as of December 31, 2025 was 4.00%.
Sunoco LP Credit Facility
Sunoco LP maintains a $2.50 billion revolving credit facility, which matures on June 17, 2030 (the “Sunoco LP Credit Facility”), which date may be extended in accordance with the terms of Sunoco LP’s revolving credit facility. Sunoco LP’s revolving credit facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of December 31, 2025, the Sunoco LP Credit Facility had no outstanding borrowings and $26 million in standby letters of credit. The amount available for future borrowings was $2.47 billion at December 31, 2025. The weighted average interest rate on the total amount outstanding as of December 31, 2025 was 6.38%.
Sunoco LP Receivables Financing Agreement
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of December 31, 2025, this facility had no outstanding borrowings.
Sunoco LP Lease-Related Financing Obligations
Southside Oil, LLC, a subsidiary of Sunoco LP, is a party to a sale leaseback transaction that did not meet the criteria for sale leaseback accounting. This transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2058, require monthly interest and principal payments, and bear interest at 11.865%. As of December 31, 2025 and 2024, the balance of the sale leaseback financing obligation were $145 million and $85 million, respectively.
Lease-related financing obligations also include finance lease obligations of $87 million and $47 million as of December 31, 2025 and 2024, respectively.
USAC Credit Facility
USAC maintains a $1.75 billion revolving credit facility (the “USAC Credit Facility”) which matures on August 27, 2030, except that if more than $50 million principal amount of USAC’s existing 7.125% senior notes due 2029 are outstanding on December 14, 2028, its credit facility will mature on December 14, 2028. As of December 31, 2025, USAC had $795 million of outstanding borrowings and $1 million in outstanding letters of credit under the credit agreement. As of December 31, 2025, USAC had $954 million of remaining unused availability, all of which was available to be drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2025 was 5.74%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.21 to 1.00 at December 31, 2025, as calculated in accordance with the credit agreement.
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
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2025.
7.REDEEMABLE NONCONTROLLING INTERESTS:
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheets.
Redeemable noncontrolling interests consisted of the following:

	December 31, 2025	December 31, 2024
USAC Series A preferred units	$—	$169
Crestwood Niobrara LLC preferred units	225	225
Other (1)	25	23
Total redeemable noncontrolling interests	$250	$417
(1)     Relates to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
USAC Series A Preferred Units
On June 3, 2025, the holders of USAC preferred units elected to convert 100,000 preferred units into 4,997,126 common units. On December 2, 2025, the holders of USAC preferred units elected to convert the remaining 80,000 preferred units into 3,997,700 common units. As of December 31, 2025, all of USAC preferred units had been converted to common units.
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
Common Units
The changes in Energy Transfer Common Units during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Number of Common Units, beginning of period	3,431.0	3,367.5	3,094.4
Common Units issued in mergers and acquisitions (1)	—	50.8	260.2
Issuance of Common Units (2)	9.0	12.7	12.9
Number of Common Units, end of period	3,440.0	3,431.0	3,367.5
(1)Includes common units issued related to our acquisitions of WTG Midstream in 2024 and of Crestwood and Lotus Midstream in 2023.
(2)Includes common units issued in connection with the distribution reinvestment program and restricted unit vestings.
Energy Transfer Class A Units
As of December 31, 2025, the Partnership had outstanding 851,420,597 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
Energy Transfer Repurchase Program
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to $2 billion of Energy Transfer Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership did not repurchase any Energy Transfer Common Units under this program in 2025 or 2024. As of December 31, 2025, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the year ended December 31, 2025, distributions of $45 million were reinvested under the distribution reinvestment program. As of December 31, 2025, a total of 36.4 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.

Energy Transfer Preferred Units
As of December 31, 2025, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. As of December 31, 2024, Energy Transfer’s outstanding preferred units also included 500,000 Series F Preferred Units, which were redeemed in May 2025. Energy Transfer’s Series A Preferred Units, Series C Preferred Units. Series D Preferred Units and Series E Preferred Units were previously redeemed as indicated in the tables below.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Total
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$—	$6,051
Distributions to partners	(96)	(36)	(40)	(36)	(61)	(34)	(106)	(59)	—	(468)
Units issued in Crestwood acquisition	—	—	—	—	—	—	—	—	413	413
Net income	86	36	38	37	61	34	106	59	6	463
Balance, December 31, 2023	948	556	438	435	786	496	1,488	893	419	6,459
Distributions to partners	(56)	(36)	(11)	(11)	(30)	(34)	(106)	(59)	(35)	(378)
Redemption of Preferred Units	(950)	—	(450)	(445)	(800)	—	—	—	—	(2,645)
Other, net	13	—	11	10	20	—	—	—	—	54
Net Income	45	36	12	11	24	34	106	59	35	362
Balance, December 31, 2024	—	556	—	—	—	496	1,488	893	419	3,852
Distributions to partners	—	(36)	—	—	—	(16)	(106)	(59)	(35)	(252)
Redemption of Preferred Units	—	—	—	—	—	(500)	—	—	—	(500)
Other, net	—	—	—	—	—	8	—	—	—	8
Net Income	—	36	—	—	—	12	106	59	35	248
Balance, December 31, 2025	$—	$556	$—	$—	$—	$—	$1,488	$893	$419	$3,356
The following is a description of the distribution requirements for each currently outstanding series of preferred units.
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
Subsidiary Equity Transactions
Sunoco LP’s Class D Units
In connection with the closing of the Parkland Acquisition, Sunoco LP issued 51,517,198 Class D Units to SunocoCorp.
Class D Units (i) except as required by law and in addition to the voting rights established in Sunoco LP’s partnership agreement, are entitled to vote; (ii) shall represent limited partner interests and common unit interests in the Sunoco LP and shall be economically equivalent to other Sunoco LP common units and no distribution may be made in respect of the Sunoco LP’s common units unless an equal distribution is simultaneously made on the Class D Units; and (iii) provide dividend equalization rights for the period beginning on October 31, 2025 and ended December 31, 2027 (the “Equalization Period”), Sunoco LP shall ensure that SunocoCorp shall have cash necessary and sufficient to pay distributions on each SunocoCorp common unit for each quarter during the Equalization Period in an amount equal to 100% of the distributions paid by the Sunoco LP on each Sunoco LP common unit during such quarter.
Sunoco LP’s Series A Preferred Units
In September 2025, Sunoco LP closed a private offering of 1.5 million of its 7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units (the “Sunoco LP Series A Preferred Units”) at an offering price of $1,000 per unit. Sunoco LP received net proceeds of approximately $1.47 billion from the sale of the Sunoco LP Series A Preferred Units after deducting the initial purchasers' discount and other estimated offering expenses. Sunoco LP used the net proceeds from this private offering (i) on the closing date of the Parkland Acquisition to fund a portion of the cash consideration for the Parkland Acquisition, and (ii) prior to the closing date of the Parkland Acquisition, to temporarily reduce the borrowings outstanding under Sunoco LP’s credit facility and to pay interest and fees in connection therewith.

Distributions on the Sunoco LP Series A Preferred Units are cumulative from the date of original issuance and will be payable semi-annually in arrears commencing on March 18, 2026, when, as, and if declared by Sunoco LP’s general partner out of legally available funds for such purpose. An initial distribution on the Sunoco LP Series A Preferred Units will be paid on March 18, 2026 in an amount equal to approximately $39.38 per Sunoco LP Series A Preferred Unit.
USAC’s Distribution Reinvestment Program
During the years ended December 31, 2025, 2024 and 2023, USAC issued 7,832, 65,352 and 87,808 USAC common units, respectively, under the USAC distribution reinvestment program.
Energy Transfer Common Unit Distributions
Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly.
Our distributions declared and paid with respect to our common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2022	February 7, 2023	February 21, 2023	$0.3050
March 31, 2023	May 8, 2023	May 22, 2023	0.3075
June 30, 2023	August 14, 2023	August 21, 2023	0.3100
September 30, 2023	October 30, 2023	November 20, 2023	0.3125
December 31, 2023	February 7, 2024	February 20, 2024	0.3150
March 31, 2024	May 13, 2024	May 20, 2024	0.3175
June 30, 2024	August 9, 2024	August 19, 2024	0.3200
September 30, 2024	November 8, 2024	November 19, 2024	0.3225
December 31, 2024	February 7, 2025	February 19, 2025	0.3250
March 31, 2025	May 9, 2025	May 20, 2025	0.3275
June 30, 2025	August 8, 2025	August 19, 2025	0.3300
September 30, 2025	November 7, 2025	November 19, 2025	0.3325
December 31, 2025	February 6, 2026	February 19, 2026	0.3350

Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date (1)	Payment Date (1)	Series A	Series B (2)	Series C	Series D	Series E	Series F	Series G (2)	Series H (2)	Series I (1)
December 31, 2022	February 1, 2023	February 15, 2023	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—	$—	$—
March 31, 2023	May 1, 2023	May 15, 2023	21.98	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50	—
June 30, 2023	August 1, 2023	August 15, 2023	23.89	33.125	0.6294	0.4766	0.4750	—	—	—	—
September 30, 2023	November 1, 2023	November 15, 2023	24.67	—	0.6489	0.6622	0.4750	33.7500	35.63	32.50	—
December 31, 2023	February 1, 2024	February 15, 2024	24.71	33.125	0.6075	0.6199	0.4750	—	—	—	0.2111
March 31, 2024	May 1, 2024	May 15, 2024	23.99	—	—	—	0.4750	33.7500	35.63	32.50	0.2111
June 30, 2024	August 1, 2024	August 15, 2024	9.88	33.125	—	—	—	—	—	—	0.2111
September 30, 2024	November 1, 2024	November 15, 2024	—	—	—	—	—	33.7500	35.63	32.50	0.2111
December 31, 2024	February 1, 2025	February 17, 2025	—	33.125	—	—	—	—	—	—	0.2111
March 31, 2025	May 1, 2025	May 15, 2025	—	—	—	—	—	33.7500	35.63	32.50	0.2111
June 30, 2025	August 1, 2025	August 15, 2025	—	33.125	—	—	—	—	—	—	0.2111
September 30, 2025	November 1, 2025	November 14, 2025	—	—	—	—	—	—	35.63	32.50	0.2111
December 31, 2025	February 1, 2026	February 15, 2026	—	33.125	—	—	—	—	—	—	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution for the Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended September 30, 2025, the cash distribution for the Series I Preferred Units were paid on November 14, 2025 to unitholders of record as of the close of business on November 4, 2025. For the period ended June 30, 2025, the cash distribution for the Series I Preferred Units was paid on August 14, 2025 to unitholders of record as of the close of business on August 4, 2025. For the period ended March 31, 2025, the cash distribution for the Series I Preferred Units was paid on May 15, 2025 to unitholders of record as of the close of business on May 2, 2025. For the period ended December 31, 2024, the cash distribution for the Series I Preferred Units was paid on February 14, 2025 to unitholders of record as of the close of business on February 4, 2025. For the period ended September 30, 2024, the cash distribution for the Series I Preferred Units was paid on November 14, 2024 to unitholders of record as of the close of business on November 4, 2024. For the period ended June 30, 2024, the cash distribution for the Series I Preferred Units was paid on August 14, 2024 to unitholders of record as of the close of business on August 2, 2024.
(2)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
SunocoCorp Cash Distributions
SunocoCorp’s company agreement sets forth its policy for paying regular quarterly cash distributions. For the quarter ended December 31, 2025, SunocoCorp declared a cash distribution of $0.9317 to be paid on February 19, 2026 to unitholders of record as of February 6, 2026.
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s IDRs. As of December 31, 2025, Sunoco LP had approximately 136.9 million common units outstanding and 51,517,198 Class D Units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Payment Date	Per Common Unit Rate	Per Class D Unit Rate
December 31, 2022	February 21, 2023	$0.8255	$—
March 31, 2023	May 22, 2023	0.8420	—
June 30, 2023	August 21, 2023	0.8420	—
September 30, 2023	November 20, 2023	0.8420	—
December 31, 2023	February 20, 2024	0.8420	—
March 31, 2024	May 20, 2024	0.8756	—
June 30, 2024	August 19, 2024	0.8756	—
September 30, 2024	November 19, 2024	0.8756	—
December 31, 2024	February 19, 2025	0.8865	—
March 31, 2025	May 20, 2025	0.8976	—
June 30, 2025	August 19, 2025	0.9088	—
September 30, 2025	November 19, 2025	0.9202	—
December 31, 2025	February 19, 2026	0.9317	0.9317
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2025, USAC had approximately 127 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.

Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2022	February 3, 2023	$0.5250
March 31, 2023	May 5, 2023	0.5250
June 30, 2023	August 4, 2023	0.5250
September 30, 2023	November 3, 2023	0.5250
December 31, 2023	February 2, 2024	0.5250
March 31, 2024	May 3, 2024	0.5250
June 30, 2024	August 2, 2024	0.5250
September 30, 2024	November 1, 2024	0.5250
December 31, 2024	February 7, 2025	0.5250
March 31, 2025	May 9, 2025	0.5250
June 30, 2025	August 8, 2025	0.5250
September 30, 2025	November 7, 2025	0.5250
December 31, 2025	February 6, 2026	0.5250
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2025	2024
Available-for-sale securities	$30	$20
Foreign currency translation adjustment	(12)	(6)
Actuarial gain related to pensions and other postretirement benefits	54	45
Investments in unconsolidated affiliates, net	10	14
Total AOCI, net of tax	$82	$73
The following table sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2025	2024
Available-for-sale securities	$(3)	$(3)
Foreign currency translation adjustment	2	2
Total	$(1)	$(1)
9.EQUITY INCENTIVE PLANS:
We, Sunoco LP and USAC, have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other equity-based compensation awards. As of December 31, 2025, an aggregate total of 33.1 million Energy Transfer Common Units remain available to be awarded under our equity incentive plans.
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

The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2024	36.1	$13.18
Awards granted	9.4	16.85
Awards vested	(9.5)	10.20
Awards forfeited	(0.8)	13.70
Unvested awards as of December 31, 2025	35.2	$14.98
During the years ended December 31, 2025, 2024, and 2023, the weighted average grant-date fair value per unit award granted was $16.85, $18.95 and $13.78, respectively, and the total fair value of awards vested was $161 million, $194 million and $106 million, respectively, based on the market price of the respective Common Units as of the vesting date. As of December 31, 2025, a total of 35.2 million unit awards remain unvested, for which Energy Transfer expects to recognize a total of $332 million in compensation expense over a weighted average period of 2.9 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest through 3 years of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one Energy Transfer Common Unit upon vesting. For the years ended December 31, 2025, 2024 and 2023, the Partnership granted a total of 3.1 million, 2.8 million and 3.2 million cash restricted units, respectively. As of December 31, 2025, a total of 5.9 million cash restricted units were unvested. As of December 31, 2025, the Partnership’s consolidated balance sheet reflected aggregate liabilities of $3.8 million related to cash restricted units.
Subsidiary Long-Term Incentive Plans
Each of SunocoCorp, Sunoco LP and USAC has granted restricted or phantom unit awards (collectively, the “Subsidiary Unit Awards”) to employees and directors that entitle the grantees to receive common units of the respective subsidiary. In some cases, at the discretion of the respective subsidiary’s compensation committee, the grantee may instead receive an amount of cash equivalent to the value of common units upon vesting. Substantially all of the Subsidiary Unit Awards are time-vested grants, which generally vest over a three or five-year period, that entitles the grantees of the unit awards to receive an amount of cash equal to the per unit cash distributions made by the respective subsidiaries during the period the restricted unit is outstanding.
The following table summarizes the activity of the Subsidiary Unit Awards:

	SunocoCorp		Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Phantom Units	Weighted Average Grant-Date Fair Value Per Phantom Unit	Number of Restricted Units	Weighted Average Grant-Date Fair Value Per Restricted Unit
Unvested awards as of December 31, 2024	—	$—	1,542,700	$46.83	1,320,316	$18.59	323,390	22.25
Awards granted	183,813	51.24	730,078	54.79	—	—	392,422	24.26
Awards vested	—	—	(442,386)	36.60	(797,412)	17.03	—	—
Awards forfeited	—	—	(59,020)	48.22	(220,570)	18.82	(69,430)	22.25
Unvested awards as of December 31, 2025	183,813	$51.24	1,771,372	$52.49	302,334	$20.16	646,382	23.84
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2025, 2024 and 2023 was $29 million, $29 million and $37 million, respectively, based on the market price of SunocoCorp, Sunoco LP and USAC common units as of the vesting date. As of December 31, 2025, estimated compensation cost related to Subsidiary Unit

Awards not yet recognized was $93 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.2 years.
As of December 31, 2025, SunocoCorp, Sunoco LP and USAC also had outstanding grants of cash restricted units totaling 61,171 units, 303,179 units and 172,405 units, respectively, for which an aggregate liability of $0.1 million is included on the Partnership’s consolidated balance sheet.
10.INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
The Partnership’s income (loss) before income tax expense by geographic area is shown in the table below:

	Years Ended December 31,
	2025	2024	2023

United States	$5,869	$7,101	$5,602
Foreign	189	5	(5)
Total	$6,058	$7,106	$5,597
The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2025	2024	2023
Current expense:
Federal	$164	$198	$56
State	1	66	44
Foreign	7	1	—
Total	172	265	100
Deferred expense (benefit):
Federal	177	175	227
State	(23)	101	(24)
Foreign	24	—	—
Total	178	276	203
Total income tax expense	$350	$541	$303
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at United States statutory rate	$1,272	21.00%	$1,492	21.00%	$1,175	21.00%
Increase (reduction) in income taxes resulting from:
Non-taxable Partnership earnings	(944)	(15.59)%	(1,084)	(15.25)%	(884)	(15.79)%
State and local income tax, net of federal income tax effect(1)	4	0.07%	113	1.59%	37	0.65%
Foreign tax effects	(4)	(0.06)%	—	—	—	—
Effect of cross-border tax laws	6	0.10%	—	—	—	—
Changes in valuation allowances	2	0.03%	—	—	(3)	(0.05)%
Changes in unrecognized tax benefits	(5)	(0.08)%	21	0.29%	(14)	(0.24)%
Other adjustments	19	0.32%	(1)	(0.02)%	(8)	(0.16)%
Income tax expense	$350	5.79%	$541	7.61%	$303	5.41%
(1)State taxes that made up the majority (greater than 50 percent) of the tax effect in this category were Texas in 2025, Pennsylvania, Texas, New Jersey and New York in 2024 and Texas in 2023.
The One Big Beautiful Bill Act (“OBBBA”), enacted in July 2025, is expected to impact the Partnership primarily through the ability to take higher tax depreciation deductions via 100% expensing on eligible property and higher interest expense deductions via more favorable interest expense limitation calculations. We will continue to monitor regulatory guidance and interpretations, which could have a material impact on our financials condition and results of operations.
Cash paid for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for income taxes, net of refunds (excluding federal tax credits purchased from non-governmental third parties):
Federal:	$—	$150	$64
State:
Texas	26	14	16
Pennsylvania	*	*	6
New Jersey	*	13	6
Other	12	29	11

Foreign:
Canada	62	—	—
Other	3	—	—

Total	$103	$206	$103

Cash paid for federal tax credits purchased from non-governmental third parties	$97	$47	$—
*Amount of income taxes paid during the year did not meet the 5% disaggregation threshold.

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The following table summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Net operating losses and other carryforwards	$443	$197
Other	75	42
Total deferred income tax assets	518	239
Valuation allowance	(64)	—
Net deferred income tax assets	454	239

Deferred income tax liabilities:
Property, plant and equipment	(1,083)	(224)
Investments in affiliates	(4,200)	(4,098)
Trademarks	(240)	(82)
Other	(61)	(18)
Total deferred income tax liabilities	(5,584)	(4,422)
Net deferred income taxes	$(5,130)	$(4,183)
The completion of the Parkland transaction significantly increased the deferred tax assets (liabilities). The table below provides a rollforward of the net deferred income tax liability:

	December 31,
	2025	2024
Net deferred income tax liability, beginning of year	$(4,183)	$(3,931)
Acquired in Parkland acquisition	(755)	—
Acquired in NuStar acquisition	—	(3)
Tax accrual	(192)	(249)
Net deferred income tax liability	$(5,130)	$(4,183)
As of December 31, 2025, ETP Holdco had federal net operating loss (NOL) carryforwards of $325 million, which are limited under IRC §382 and may be carried forward indefinitely. Although these federal NOLs are expected to be fully utilized, the amount utilized in a particular year may be limited. Sunoco Retail, LLC had federal NOL carryforwards of $287 million, that may be carried forward indefinitely. Of this amount, $206 million is subject to limitations under IRC §382 (ownership-change limitation) and $35 million is limited under Separate Return Limitation Year (SRLY) rules. Although these federal NOLs are expected to be fully utilized, the amount utilized in a particular year may be limited. SunocoCorp, LLC had federal NOL carryforwards of $9 million that may be carried forward indefinitely. Sunoco Retail, LLC's foreign subsidiaries had NOL carryforwards of $425 million, of which, $279 million expire between 2026 and 2045. Evergreen Capital Holdings, LLC had federal NOL carryforwards of $30 million that may be carried forward indefinitely. Our corporate subsidiaries have state NOL carryforward benefits of $69 million, net of federal tax, with some expiring between 2026 and 2044 and others carried forward indefinitely. Our corporate subsidiaries have cumulative excess business interest expense carryforwards of $181 million available for indefinite carryforward, of which, $159 million is limited under IRC §382. Although the excess business interest expense carryforwards are expected to be fully utilized, the amount utilized in a particular year may be limited. For the year ended December 31, 2025, the net change in the total valuation allowances was an increase of $64 million, and for the year ended December 31, 2024, there was no net change. Valuation allowances totaling $52 million and $12 million are attributable to foreign and federal NOLs, respectively.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$74	$40	$52
Additions attributable to tax positions taken in prior years	—	34	—
Reduction attributable to tax positions taken in prior years	(8)	—	(9)
Settlements	—	—	(3)
Balance at end of year	$66	$74	$40
As of December 31, 2025, we had $66 million ($59 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2025, we recognized an interest and penalty benefit of $2 million. At December 31, 2025, we have interest and penalties accrued of $7 million, net of tax.
Pennsylvania Case
In November 2015, the Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforward deductions violated the uniformity clause of the Pennsylvania Constitution and struck the NOL limitation in its entirety. In October 2017, the Pennsylvania Supreme Court affirmed the decision with respect to the uniformity clause violation; however, the Court reversed with respect to the remedy and instead severed the flat-dollar limitation, leaving the percentage-based limitation intact. ETC Sunoco previously recognized approximately $67 million ($53 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims held pending the Nextel matter. Based upon the Pennsylvania Supreme Court’s October 2017 decision, and because of uncertainty in the breadth of the application of the decision, ETC Sunoco reserved $34 million ($27 million after federal income tax benefits) against the receivable. On December 22, 2021, the Pennsylvania Supreme Court found in General Motors Corporation v. Commonwealth (“GM”) that the taxpayer was entitled to meaningful backwards looking relief under the Due Process Clause, meaning the Commonwealth must equalize the taxpayer’s position with taxpayers who were not affected by the NOL cap in place for the year at issue. The Court therefore held the taxpayer was entitled to a refund by calculating its tax for that year with an uncapped NOL deduction. We believed the Pennsylvania Supreme Court’s ruling in GM would more likely than not be upheld if challenged by the Commonwealth, and we reversed the reserve thereby recognizing the entire tax benefit of $34 million ($27 million after federal income tax benefit).
On November 20, 2024, the Pennsylvania Supreme Court reversed its earlier holding in GM and determined taxpayers are not entitled to refunds for excess taxes paid in earlier years. Following the reversal of the GM decision, we reinstated the reserve. Certain Pennsylvania taxpayers filed suit against the Commonwealth following the reversal of the GM decision on the basis that the court’s ruling should not apply to taxpayers who did not claim refunds in prior years but who, instead, took uncapped NOL positions on their tax returns and were subsequently assessed by the Department of Revenue. The lead case in this challenge remains pending before the Pennsylvania Commonwealth Court.
IRS Audits
The IRS audit of the Partnership’s 2020 U.S. Federal income tax return closed with no changes proposed. In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2020 and prior tax years. Energy Transfer and its other subsidiaries also have various state and local income tax returns in the process of examination or administrative appeal in various jurisdictions. We believe the appropriate accruals or unrecognized tax benefits have been recorded for any potential assessment with respect to these examinations.
USAC is currently under examination by the IRS for years 2019 and 2020. The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $30 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, USAC accrued $2.9 million, which USAC believes is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. However, USAC’s final imputed underpayment, if any, has not been determined. Once determined, USAC’s general partner may either elect to pay the imputed underpayment, if any,

(including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, of USAC with respect to an audited and adjusted return.
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
On September 13, 2023, the Federal District Court ordered that the Federal District Court case would be stayed pending the resolution of another case pending before the U.S. Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the Federal District Court order to the U.S. Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and the Federal District Court proceedings were stayed pending resolution of the case pending before the U.S. Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The Federal District Court set a status conference for December 16, 2025. The parties filed a motion to continue the status conference on December 10, 2025 and on January 20, 2026 to extend the status conference to mid-February 2026. At the Department of Justice’s request, the parties requested that the court extend the status conference again to March 2026 for the purposes of the parties engaging in settlement discussions. Notwithstanding the foregoing, Energy Transfer and Rover intend to vigorously defend against this claim.
Rover – FERC – Tuscarawas
In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River horizontal directional drilling (“HDD”) operations. Rover and the Partnership are cooperating with the investigation. In 2019, Enforcement Staff provided Rover with a notice pursuant to Section 1b.19 of the FERC regulations that Enforcement Staff intended to recommend that the FERC pursue an enforcement action against Rover and the Partnership. On December 16, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN17-4-000), ordering Rover and Energy Transfer to show cause why they should not be found to have violated Section 7(e) of the NGA Section 157.20 of FERC’s regulations, and the Rover Pipeline Certificate Order, and assessed civil penalties of $40 million.
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

Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an ordered issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, and FERC’s brief is due on February 9, 2026.
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

	Years Ended December 31,
	2025	2024	2023
ROW expense	$87	$72	$68

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
As of December 31, 2025 and 2024, accruals of approximately $324 million and $281 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $58 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the D.C. District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the D.C. District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the D.C. Circuit which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the D.C. Circuit (1) granted a stay of the portion of the D.C. District Court order that required Dakota Access to shut the pipeline down and empty it of oil, (2) denied a motion to stay the March 25 order pending a decision on the merits by the D.C. Circuit as to whether the USACE would be required to prepare an EIS and (3) denied a motion to stay the D.C. District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the D.C. Circuit expected the USACE to clarify its position with respect to whether the USACE intended to allow the continued

operation of the pipeline notwithstanding the vacatur of the easement and that the D.C. District Court may consider additional relief, if necessary.
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
On January 26, 2021, the D.C. Circuit affirmed the D.C. District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the D.C. Circuit also overturned the D.C. District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil. Dakota Access filed for rehearing en banc on April 12, 2021, which the D.C. Circuit denied. On September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General on December 17, 2021 and the Tribes (December 16, 2021). Dakota Access filed their reply on January 4, 2022. On February 22, 2022, the U.S. Supreme Court declined to hear the case.
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
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. In December 2025, the USACE issued a Final EIS concluding that the USACE’s preferred alternative is that the USACE reissue its easement to DAPL subject to additional easement conditions. The USACE has not yet issued a Record of Decision with DAPL’s easement, but it is expected to issue in early 2026. The pipeline continues to operate. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
On January 17, 2025, the USACE, Dakota Access and state intervenors (including North Dakota and thirteen other states) each filed a motion to dismiss all of the claims in the new SRST litigation. Also, on January 17, 2025, the SRST filed a motion for partial summary judgment on certain of their claims. Briefing on the motions to dismiss is complete. The D.C. District Court has held briefing on the motion for partial summary judgment in abeyance pending the D.C. District Court’s decision on the motions to dismiss. On March 28, 2025, the D.C. District Court granted the motions to dismiss. On May 27, 2025, the SRST appealed the dismissal to the D.C. Circuit. Briefing at the D.C. Circuit is currently underway. Dakota Access intends to vigorously defend against this claim.

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
On September 16, 2024, Energy Transfer and Gulf Run removed the case to the U.S. District Court for the Western District of Louisiana (“Federal Court”). On October 4, 2024, Williams filed a Motion to Remand with the Federal Court, seeking to remand the case back to the District Court. On October 21, 2024, Energy Transfer and Gulf Run filed a consent to remand based on a subsequent change in circumstances. After the case was remanded, on November 18, 2024, Energy Transfer and Gulf Run filed a Peremptory Exception of No Cause, asserting that Williams failed to state a cause of action. The Peremptory Exception was heard on February 10, 2025 and denied. The District Court initially set the case for trial on September 14, 2026, but indicated that trial will be continued to 2027.
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
As of December 31, 2025, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named as defendants ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors: Kelcy L. Warren, John W. McReynolds and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall S. McCrea and Matthew S. Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn and Hennigan. On August 23, 2022, the court granted in part and denied in part ACERS’ motion for class certification. The court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019. On January 19, 2024, the defendants filed a motion for summary judgment on all of the claims asserted in ACERS’ amended complaint, and ACERS filed a motion for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on July 15, 2024. On August 8, 2024, the court ruled on the parties’ cross motions for summary judgment. The court granted defendants’ motion in part, entering judgment for defendants on loss causation for two categories of challenged statements, thereby significantly reducing the class period and potential damages. The court also granted plaintiffs’ motion for partial summary judgment in part, entering judgment for plaintiffs on the elements of falsity and the scienter of certain individuals as to four of the challenged statements. On April 23, 2025, the parties reached an agreement in principle to settle the litigation for $15 million. On July 10, 2025, the court preliminarily approved the settlement, and the final settlement hearing was held on October 7, 2025. On October 8, 2025, the court entered orders approving the class action judgment and the plan of allocation of the net settlement fund.

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

At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The Eastern District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the Eastern District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the Eastern District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Class is approximately $104 million in actual damages and $75 million in punitive damages. ETMT appealed the entirety of the judgment to the 10th Circuit. Oral argument took place on November 20, 2024. On November 17, 2025, the Tenth Circuit issued its opinion, reversing on the issue of punitive damages and affirming the remainder of the district court’s findings and rulings. Specifically, the Tenth Circuit affirmed the district court’s orders granting class certification and denying post-trial class decertification, along with the orders determining the actual damages awarded to the Class, including pre-judgment interest. The Tenth Circuit, however, vacated the $75 million punitive damages award and remanded to the district court to amend the judgment consistent with this opinion. ETMT intends to appeal this decision to the United States Supreme Court. ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, 2022, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022 deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which Respondents have completed as of January 17, 2024. On January 6, 2026, the Hearing Officer issued a memo requesting substantial briefing on the merits of the matter. The initial brief by the MA AG is due on March 24, 2026 and the initial brief by the Respondents is due on April 7, 2026. All briefing is to be concluded by April 29, 2026.

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
Twin Oaks Pipeline Litigation
On March 27, 2025, Daniel and Katherine La Hart filed a Class Action Complaint against SPLP, Energy Transfer, and Energy Transfer R&M in the Court of Common Pleas of Philadelphia County, captioned Daniel La Hart and Katherine La Hart v. Sunoco Pipeline L.P., Energy Transfer, and Energy Transfer R&M; Case No. 250303655. The action is related to the release of jet fuel (the “Release”) from the 14-inch Twin-Oaks to Newark Pipeline (the “Pipeline”) in Upper Makefield Township, Bucks County, Pennsylvania. Seven individual actions have also been filed in the Court of Common Pleas of Philadelphia County related to the Release. Plaintiffs in these cases assert causes of action for negligence, gross negligence, negligence per se, strict liability/abnormally dangerous/ultrahazardous activity, strict liability failure to warn, public nuisance, private nuisance, trespass, negligent infliction of emotional distress and medical monitoring. Plaintiffs seek compensatory damages, punitive damages, declaratory and injunctive relief, and medical monitoring for their alleged exposure to petroleum constituents at their properties and in groundwater. The putative class is comprised of homeowners in the surrounding area from September 1, 2023 to present.
On June 25, 2025, Defendants filed their preliminary objections to Plaintiffs’ Amended Complaints which included an objection based on improper venue, and on June 27, 2025, Defendants filed a Motion to Transfer the cases to the Court of Common Pleas of Bucks County, Pennsylvania on the grounds of forum non conveniens. On July 9, 2025, Plaintiffs filed a Motion for Preliminary Injunction in the class action, seeking inter alia, to enjoin the operation of the Pipeline; which Defendants opposed on July 21, 2025. In connection with the venue issues raised by these filings, the Court of Common Pleas ordered certain discovery, followed by amended pleadings and/or supplemental briefing. Following this discovery, Plaintiffs filed the current operative complaints on January 15, 2026, which add multiple additional defendants, including Energy Transfer Marketing & Terminals L.P. as well as other defendants who were allegedly shippers of product on the Pipeline and contractors who allegedly worked on the Pipeline. The parties have proposed a schedule which provides for additional venue-related discovery and a determination of venue.
Shortly after the original complaint was filed, SPLP, Energy Transfer, and Energy Transfer R&M removed the class action to the U.S. District Court for the Eastern District of Pennsylvania (the “E.D. Pa.”) on April 24, 2025. On June 13, 2025, the E.D. Pa. granted Plaintiffs’ motion to remand the case to the Court of Common Pleas of Philadelphia County. Defendants have appealed the remand decision.
SPLP, Energy Transfer, Energy Transfer R&M and Energy Transfer Marketing & Terminals intend to vigorously defend these claims.

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
Tax Contingencies
Rover Ad Valorem Taxes
Rover appealed the Ohio Department of Taxation (the "Department")’s final determination of the 2019 Ohio true value of the Rover pipeline to the Ohio Board of Tax Appeals (the "BTA") on September 11, 2020. On March 7, 2024, the BTA remanded the matter to the Department to redetermine the Ohio true value of the Rover pipeline consistent with the opinion of the appraiser the Department engaged for purposes of the BTA hearing. Rover appealed the BTA’s order to the Ohio Supreme Court on April 5, 2024, and the court affirmed the BTA’s order on August 13, 2025.
Rover timely petitioned the Department's preliminary assessments of its 2020, 2021, 2022, 2023, 2024, and 2025 Ohio true values, and these petitions remain pending. If it becomes probable that the Ohio Tax Commissioner’s preliminary assessments for tax years 2020 through 2025 are ultimately upheld, then Rover would recognize an additional Ohio public utility personal property tax liability for tax years 2020 through 2025 up to approximately $294 million, including interest. Rover intends to pursue all available legal remedies for the 2020 through 2025 tax years, and Rover cannot predict the outcome of these matters at this time.

On November 10, 2025, Rover filed a complaint against the Ohio Tax Commissioner in the Court of Common Pleas, Franklin County, Ohio. Rover is seeking a declaration that the Tax Commissioner’s 2019 valuation approach, if applied to Rover’s subsequent tax years, would violate certain protections afforded to Rover under the U.S. Constitution and the Ohio Constitution. The Tax Commissioner filed a motion to dismiss on December 8, 2025, Rover replied on January 15, 2026, and the Tax Commissioner responded to Rover’s reply on January 22, 2026. This matter remains pending, and Rover cannot predict the outcome of this matter at this time.
Sunoco LP New York Motor Fuel Excise Tax Audit
New York State issued a motor fuel excise tax assessment to Sunoco, LLC, a wholly owned subsidiary of Sunoco LP, in the amount of approximately $20 million, exclusive of penalties and interest, for the periods of March 2017 through May 2020. Sunoco, LLC filed an appeal with the New York State Division of Tax Appeals challenging the assessment. Sunoco, LLC cannot predict the outcome of this matter at this time.
See income tax contingencies in Note 10.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2025, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2025	2024
Current	$62	$51
Non-current	354	227
Total environmental liabilities	$416	$278
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
During the years ended December 31, 2025 and 2024, the Partnership recorded $29 million and $11 million, respectively, of expenditures related to environmental cleanup programs.
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
Sunoco LP’s refinery revenue
Revenues from Sunoco LP’s refinery segment are derived from refined products, generated environmental compliance credits and excess crude oil sales are recognized when delivered and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any sales taxes billed to customers where applicable. Shipping and handling costs incurred are reported in cost of sales.
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

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$749
Additions	1,256
Revenue recognized	(1,246)
Balance, December 31, 2024	759
Additions	478
Parkland acquisition by Sunoco LP	84
Revenue recognized	(576)
Balance, December 31, 2025	$745
The balances of Sunoco LP’s contract assets and contract liabilities as of December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025	2024	2023
Contract Balances
Contract assets	$480	$288	$256
Accounts receivable from contracts with customers	1,686	1,084	809
Contract liabilities	125	39	—
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the years ended December 31, 2025, 2024 and 2023 was $41 million, $35 million and $29 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
As of December 31, 2025, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $33.61 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2025	$7,895	$6,379	$4,808	$14,523	$33,605
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
The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Operating leases:
Lease right-of-use assets, net	$1,736	$753
Operating lease current liabilities	245	67
Accrued and other current liabilities
Non-current operating lease liabilities	1,515	730
Finance leases:
Property, plant and equipment, net	$1	$1
Lease right-of-use assets, net	104	56
Current maturities of long-term debt	25	8
Long-term debt, less current maturities	82	50
Other non-current liabilities	1	1

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows:

		Year Ended December 31,
	Income Statement Location	2025	2024
Operating lease costs:
Operating lease cost	Cost of goods sold	$—	$1
Operating lease cost	Operating expenses	116	71
Operating lease cost	Selling, general and administrative	21	19
Total operating lease costs		137	91
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	5	2
Interest on lease liabilities	Interest expense, net of capitalized interest	3	2
Total finance lease costs		8	4
Short-term lease cost	Operating expenses	105	69
Variable lease cost	Operating expenses	12	19
Lease costs, gross		262	183
Less: Sublease income	Other revenue	35	45
Lease costs, net		$227	$138
The weighted-average remaining lease terms and weighted-average discount rates as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	20	18
Finance leases	14	15
Weighted-average discount rate (%):
Operating leases	6%	6%
Finance leases	5%	6%
Cash flows and non-cash activity related to leases for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Operating cash flows from operating leases	$(113)	$(94)
Operating cash flows from finance leases	(3)	(2)
Financing cash flows from finance leases	(9)	(6)
Lease assets obtained in exchange for new finance lease liabilities	15	1
Lease assets obtained in exchange for new operating lease liabilities	281	6

Maturities of lease liabilities as of December 31, 2025 are as follows:

	Operating leases	Finance leases	Total
2026	$288	$26	$314
2027	236	19	255
2028	210	18	228
2029	183	14	197
2030	165	9	174
Thereafter	1,661	53	1,714
Total lease payments	2,743	139	2,882
Less: present value discount	983	31	1,014
Present value of lease liabilities	$1,760	$108	$1,868
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
Sunoco LP’s future minimum operating lease payments receivable as of December 31, 2025 are as follows:

Lease Payments
2026	$154
2027	124
2028	98
2029	78
2030	68
Thereafter	369
Total undiscounted cash flows	$891
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
The following table details our outstanding commodity-related derivatives:

	December 31, 2025		December 31, 2024
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu)	(233,645)	2026-2028	(146,700)	2025-2027
Power (Megawatt):	(461,896)	2026-2029	(151,697)	2025-2029
Crude, NGL and refined products (MBbls)	(59,247)	2026-2029	(39,361)	2025-2027
Other	*	2026-2042	—	—
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(100,346)	2026	(94,340)	2025
*Forward contracts consisting of 54 million RINs maturing in 2026 and emission credits of 747,038 metric tons maturing through 2042.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$31	$3	$(2)	$(7)
	31	3	(2)	(7)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	485	209	(392)	(229)
Commodity derivatives	102	51	(60)	(57)
	587	260	(452)	(286)
Total derivatives	$618	$263	$(454)	$(293)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	102	51	(60)	(57)
Broker cleared derivative contracts	Other current assets (liabilities)	516	212	(394)	(236)
		618	263	(454)	(293)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(50)	(42)	50	42
Counterparty netting	Other current assets (liabilities)	(384)	(204)	384	204
Total net derivatives		$184	$17	$(20)	$(47)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2025	2024	2023
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$241	$57	$47
Interest rate derivatives	Other, net	—	6	36
Total		$241	$63	$83
15.RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $122 million, $103 million and $86 million to these 401(k) savings plans for the years ended December 31, 2025, 2024 and 2023, respectively.

Pension and Other Postretirement Benefit Plans
Certain of the Partnership’s subsidiaries sponsor pension and/or other postretirement benefit plans that provide benefits to a defined group of retirees. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2025			December 31, 2024
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$158	$16	$127	$23	$17	$138
Service cost	—	—	2	1	—	—
Interest cost	4	1	7	6	1	7
Amendments	—	—	7	—	—	(11)
Benefits paid, net	(137)	(3)	(11)	(37)	(3)	(13)
Actuarial gain and other	(4)	1	(1)	13	1	(6)
Settlements	(21)	—	—	—	—	—
NuStar acquisition	—	—	—	152	—	12
Benefit obligation at end of period	—	15	131	158	16	127

Change in plan assets:
Fair value of plan assets at beginning of period	182	—	295	22	—	277
Return on plan assets and other	3	—	34	13	—	29
Employer contributions	1	—	3	5	—	2
Benefits paid, net	(137)	—	(11)	(36)	—	(13)
Settlements	(21)	—	—	—	—	—
NuStar acquisition	—	—	—	178	—	—
Fair value of plan assets at end of period	28	—	321	182	—	295

Amount underfunded (overfunded) at end of period	$(28)	$15	$(190)	$(24)	$16	$(168)

Amounts recognized in the consolidated balance sheets consist of:
Current assets	$28	$—	$—	$—	$—	$—
Non-current assets	—	—	208	24	—	185
Current liabilities	—	(2)	(3)	—	(3)	(3)
Non-current liabilities	—	(13)	(15)	—	(13)	(14)
	$28	$(15)	$190	$24	$(16)	$168

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain (loss)	$—	$—	$(73)	$(9)	$(1)	$(59)
Prior service credit	—	—	17	—	—	25
	$—	$—	$(56)	$(9)	$(1)	$(34)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2025			December 31, 2024
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$—	$15	N/A	$22	$16	N/A
Accumulated benefit obligation	—	15	$131	158	16	$127
Fair value of plan assets	28	—	321	182	—	295
Components of Net Periodic Benefit Cost

	December 31, 2025		December 31, 2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$2	$1	$—
Interest cost	1	7	6	7
Expected return on plan assets	—	(14)	(8)	(13)
Prior service cost amortization	(2)	3	(2)	2
Actuarial gain amortization	—	(3)	—	(1)
Settlements	—	—	2	—
Net periodic benefit cost	$(1)	$(5)	$(1)	$(5)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the following table:

	December 31, 2025		December 31, 2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	5.40%	4.89%	4.80%	4.40%
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the following table:

	December 31, 2025		December 31, 2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	5.40%	4.89%	5.40%	4.40%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	7.00%	7.00%
Taxable accounts	—%	4.75%	4.26%	4.75%
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
The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the following table:

	December 31,
	2025	2024
Health care cost trend rate	7.49%	7.44%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.18%	5.09%
Year that the rate reaches the ultimate trend rate	2033	2032
Changes in the health care cost trend rate assumptions are not expected to have a significant impact on postretirement benefits.
Plan Assets
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2025
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$28	$28	$—	$—

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$81	$81	$—	$—
Mutual funds (1)	65	21	44	—
Fixed income securities	36	36	—	—
Total	$182	$138	$44	$—
(1)Comprised of approximately 100% equities as of December 31, 2024.
The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2025
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds(1)	216	216	—	—
Fixed income securities	101	—	101	—
Total	$321	$220	$101	$—
(1)Primarily composed of market index funds as of December 31, 2025.

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$8	$8	$—	$—
Mutual funds(1)	189	189	—	—
Fixed income securities	98	—	98	—
Total	$295	$197	$98	$—
(1)Primarily composed of market index funds as of December 31, 2024.

The Level 1 plan assets are valued based on active market quotes. The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $2 million to pension plans and $1 million to other postretirement plans in 2026. The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
The Partnership’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the following table:

	Pension Benefits - Funded Plans	Pension Benefits - Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2026	$—	$2	$13
2027	—	2	13
2028	—	2	12
2029	—	2	11
2030	—	1	11
2031 – 2035	—	4	45
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
We report Segment Adjusted EBITDA (defined below) as the measure of segment performance reviewed by our chief operating decision maker (“CODM”). The role of the CODM is held by the Partnership’s co-chief executive officers (“co-

CEOs”). Both of the co-CEOs fulfill specific functions that impact the allocation of resources and assessment of performance among our reportable segments, including the approval of budgets and the evaluation of growth projects and acquisitions. The Partnership’s co-CEOs receive and review the same information with respect to the Partnership’s segment operating results.
The co-CEOs use Segment Adjusted EBITDA to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The co-CEOs also use Segment Adjusted EBITDA to assess the performance for each segment and in the compensation of certain employees. The co-CEOs consider forecast-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Assets by segment are not a measure used to assess our performance by the co-CEOs and thus are not reported in our disclosures.
We define Segment Adjusted EBITDA as total Partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt, certain foreign currency transaction gains and losses and other non-operating income or expense items, as well as certain non-recurring gains and losses. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period. Segment Adjusted EBITDA and consolidated Adjusted EBITDA reflect amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA and consolidated Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Segment Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.

The following tables present financial information by segment:

	Years Ended December 31,
	2025	2024	2023
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$3,544	$2,750	$3,222
Intersegment revenues	452	303	740
	3,996	3,053	3,962
Interstate transportation and storage:
Revenues from external customers	2,416	2,270	2,328
Intersegment revenues	29	26	47
	2,445	2,296	2,375
Midstream:
Revenues from external customers	3,356	3,283	2,911
Intersegment revenues	9,147	7,916	7,495
	12,503	11,199	10,406
NGL and refined products transportation and services:
Revenues from external customers	21,183	20,981	18,413
Intersegment revenues	3,670	3,549	3,490
	24,853	24,530	21,903
Crude oil transportation and services:
Revenues from external customers	26,479	28,528	26,534
Intersegment revenues	(1)	11	2
	26,478	28,539	26,536
Investment in Sunoco LP:
Revenues from external customers	25,178	22,666	23,026
Intersegment revenues	23	27	42
	25,201	22,693	23,068
Investment in USAC:
Revenues from external customers	933	909	824
Intersegment revenues	65	41	22
	998	950	846
All other:
Revenues from external customers	2,447	1,284	1,328
Intersegment revenues	1,462	463	470
	3,909	1,747	1,798
Eliminations	(14,847)	(12,336)	(12,308)
Total revenues	$85,536	$82,671	$78,586

	Years Ended December 31,
	2025	2024	2023
Cost of products sold:
Intrastate transportation and storage	$2,525	$1,390	$2,616
Interstate transportation and storage	9	9	6
Midstream	7,391	6,637	6,503
NGL and refined products transportation and services	19,505	19,406	17,049
Crude oil transportation and services	22,465	24,407	23,071
Investment in Sunoco LP	22,409	20,595	21,703
Investment in USAC	148	146	137
All other	3,821	1,709	1,740
Eliminations	(14,778)	(12,324)	(12,284)
Total cost of products sold	$63,495	$61,975	$60,541

	Years Ended December 31,
	2025	2024	2023
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$257	$246	$279
Interstate transportation and storage	887	807	746
Midstream	1,784	1,550	1,204
NGL and refined products transportation and services	1,066	957	892
Crude oil transportation and services	927	852	699
Investment in Sunoco LP	873	611	420
Investment in USAC	180	166	147
All other	32	20	40
Eliminations	(208)	(112)	(112)
Total operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	$5,798	$5,097	$4,315

	Years Ended December 31,
	2025	2024	2023
Depreciation, depletion and amortization:
Intrastate transportation and storage	$205	$216	$214
Interstate transportation and storage	572	575	563
Midstream	1,826	1,719	1,451
NGL and refined products transportation and services	1,029	1,026	915
Crude oil transportation and services	1,014	965	740
Investment in Sunoco LP	688	368	187
Investment in USAC	285	265	246
All other	63	31	69
Total depreciation, depletion and amortization	$5,682	$5,165	$4,385

	Years Ended December 31,
	2025	2024	2023
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$46	$50	$51
Interstate transportation and storage	121	129	115
Midstream	193	199	199
NGL and refined products transportation and services	172	160	157
Crude oil transportation and services	152	149	120
Investment in Sunoco LP	283	266	113
Investment in USAC	56	54	51
All other	53	62	85
Total selling, general and administrative expenses, excluding non-cash compensation and accretion expenses	$1,076	$1,069	$891

	Years Ended December 31,
	2025	2024	2023
Equity in earnings of unconsolidated affiliates (1) :
Intrastate transportation and storage	$18	$16	$17
Interstate transportation and storage	280	241	260
Midstream	15	13	15
NGL and refined products transportation and services	77	83	76
Crude oil transportation and services	23	21	11
Investment in Sunoco LP	2	—	—
All other	4	5	4
Total equity in earnings of unconsolidated affiliates	$419	$379	$383
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Years Ended December 31,
	2025	2024	2023
Other income (expense) (1) :
Intrastate transportation and storage	$45	$(9)	$95
Interstate transportation and storage	508	477	501
Midstream	29	97	25
NGL and refined products transportation and services	33	172	89
Crude oil transportation and services	8	46	35
Investment in Sunoco LP	411	236	132
Investment in USAC	—	—	1
All other	(3)	35	(8)
Eliminations	(214)	(101)	(11)
Total other income (expense)	$817	$953	$859
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	Years Ended December 31,
	2025	2024	2023
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$1,572	$118	$93
Interstate transportation and storage	359	332	383
Midstream	1,616	1,323	832
NGL and refined products transportation and services	1,723	1,424	679
Crude oil transportation and services	90	423	266
Investment in Sunoco LP	651	344	215
Investment in USAC	157	276	300
All other	244	342	100
Total additions to property, plant and equipment	$6,412	$4,582	$2,868
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	December 31,
	2025	2024	2023
Investments in unconsolidated affiliates (1):
Intrastate transportation and storage	$151	$150	$144
Interstate transportation and storage	2,353	2,350	2,179
Midstream	130	132	141
NGL and refined products transportation and services	362	383	390
Crude oil transportation and services	190	193	187
Investment in Sunoco LP	342	—	—
All other	61	58	56
Total investments in unconsolidated affiliates	$3,589	$3,266	$3,097
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Years Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,213	$1,358	$1,111
Interstate transportation and storage	1,936	1,828	2,009
Midstream	3,164	2,910	2,525
NGL and refined products transportation and services	4,143	4,179	3,894
Crude oil transportation and services	2,942	3,177	2,681
Investment in Sunoco LP	2,047	1,457	964
Investment in USAC	614	584	512
All Other	(75)	(10)	2
Adjusted EBITDA (consolidated)	$15,984	$15,483	$13,698

	Years Ended December 31,
	2025	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$5,708	$6,565	$5,294
Depreciation, depletion and amortization	5,682	5,165	4,385
Interest expense, net of interest capitalized	3,474	3,125	2,578
Income tax expense	350	541	303
Impairment losses and other	285	52	12
Non-cash compensation expense	148	151	130
Unrealized (gains) losses on commodity risk management activities	(130)	56	(3)
Inventory valuation adjustments (Sunoco LP)	156	86	114
(Gains) losses on extinguishments of debt	34	12	(2)
Adjusted EBITDA related to unconsolidated affiliates	726	692	691
Equity in earnings of unconsolidated affiliates	(419)	(379)	(383)
Non-operating litigation-related loss	—	—	627
Gain on sale of West Texas assets (Sunoco LP)	—	(586)	—
Other, net	(30)	3	(48)
Adjusted EBITDA (consolidated)	$15,984	$15,483	$13,698