Form 10-Q
period 2026-03-31
Energy Transfer LP
filed 2026-05-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At May 1, 2026, the registrant had 3,441,159,277 common units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Common Unitholders	Holders of Energy Transfer common units which represent limited partner interests in the Partnership
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series B Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
EPA	United States Environmental Protection Agency
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Energy Transfer and Sunoco LP, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	United States Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
IFERC	Inside FERC’s Gas Market Report
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Energy Transfer and Sunoco LP, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
LNG	liquefied natural gas
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
Mid Valley	Mid Valley Pipeline Company LLC, a wholly owned subsidiary of Energy Transfer
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NuStar	NuStar Energy L.P.
NYSE	New York Stock Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line and/or Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Parkland	Parkland Corporation
Partnership Agreement	Energy Transfer’s Fourth Amended and Restated Agreement of Limited Partnership, as amended to date
PHMSA	Pipeline and Hazardous Materials Safety Administration
Preferred Unitholders	Unitholders of the Series B Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units, collectively
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SEC	United States Securities and Exchange Commission
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header, LLC
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer

SunocoCorp	SunocoCorp LLC (NYSE: SUNC), a subsidiary which owns all of Sunoco LP's outstanding Class D Units
TanQuid	TanQuid GmbH & Co. KG
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
USAC	USA Compression Partners, LP (NYSE: USAC), a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$951	$1,272
Accounts receivable, net	15,686	11,275
Accounts receivable from related companies	166	119
Inventories	4,645	4,770
Income taxes receivable	38	57
Derivative assets	20	52
Other current assets	757	688
Total current assets	22,263	18,233

Property, plant and equipment	144,675	141,283
Accumulated depreciation and depletion	(40,633)	(39,141)
Property, plant and equipment, net	104,042	102,142

Investments in unconsolidated affiliates	3,646	3,589
Lease right-of-use assets, net	1,943	1,841
Other non-current assets, net	2,689	2,591
Intangible assets, net	7,294	7,438
Goodwill	5,605	5,452
Total assets	$147,482	$141,286
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)
(unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,135	$9,469
Accounts payable to related companies	17	41
Derivative liabilities	36	10
Operating lease current liabilities	201	245
Accrued and other current liabilities	5,635	5,165
Current maturities of long-term debt	19	25
Total current liabilities	19,043	14,955

Long-term debt, less current maturities	69,317	68,308
Non-current operating lease liabilities	1,569	1,515
Deferred income taxes	5,591	5,307
Other non-current liabilities	1,973	1,941

Commitments and contingencies
Redeemable noncontrolling interests	252	250

Equity:
Limited Partners:
Preferred Unitholders	3,388	3,356
Common Unitholders	31,004	30,930
General Partner	(2)	(2)
Accumulated other comprehensive income	72	82
Total partners’ capital	34,462	34,366
Noncontrolling interests	15,275	14,644
Total equity	49,737	49,010
Total liabilities and equity	$147,482	$141,286
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Refined product sales	$10,272	$4,963
Crude sales	6,994	5,449
NGL sales	5,128	5,642
Gathering, transportation and other fees	3,261	3,005
Natural gas sales	1,478	1,581
Other	638	380
Total revenues	27,771	21,020
COSTS AND EXPENSES:
Cost of products sold	21,149	15,571
Operating expenses	1,695	1,299
Depreciation, depletion and amortization	1,583	1,367
Selling, general and administrative	361	288
Impairment loss	—	4
Total costs and expenses	24,788	18,529
OPERATING INCOME	2,983	2,491
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(947)	(809)
Equity in earnings of unconsolidated affiliates	110	92
Losses on extinguishments of debt	(7)	(2)
Other, net	(28)	(11)
INCOME BEFORE INCOME TAX EXPENSE	2,111	1,761
Income tax expense	135	41
NET INCOME	1,976	1,720
Less: Net income attributable to noncontrolling interests	715	384
Less: Net income attributable to redeemable noncontrolling interests	7	13
NET INCOME ATTRIBUTABLE TO PARTNERS	1,254	1,323
Less: General Partner’s interest in net income	1	1
Less: Preferred Unitholders’ interest in net income	59	67
Common Unitholders’ interest in net income	$1,194	$1,255
NET INCOME PER COMMON UNIT:
Basic	$0.35	$0.37
Diluted	$0.35	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1,976	$1,720
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	2
Actuarial loss related to pension and other postretirement benefit plans	—	(4)
Foreign currency translation adjustments	(12)	1
Change in other comprehensive income from unconsolidated affiliates	—	(2)
	(10)	(3)
Comprehensive income	1,966	1,717
Less: Comprehensive income attributable to noncontrolling interests	715	384
Less: Comprehensive income attributable to redeemable noncontrolling interests	7	13
Comprehensive income attributable to partners	$1,244	$1,320
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2025	$30,930	$3,356	$(2)	$82	$14,644	$49,010
Distributions to partners	(1,140)	(27)	(1)	—	—	(1,168)
Distributions to noncontrolling interests	—	—	—	—	(545)	(545)
Capital contributions from noncontrolling interests	—	—	—	—	1	1
USAC equity issued for acquisition	—	—	—	—	457	457
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Other, net	20	—	—	—	3	23
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,194	59	1	—	715	1,969
Balance, March 31, 2026	$31,004	$3,388	$(2)	$72	$15,275	$49,737

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2024	$31,195	$3,852	$(2)	$73	$10,899	$46,017
Distributions to partners	(1,105)	(27)	(1)	—	—	(1,133)
Distributions to noncontrolling interests	—	—	—	—	(455)	(455)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	19	—	—	(6)	14	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,255	67	1	—	384	1,707
Balance, March 31, 2025	$31,364	$3,892	$(2)	$64	$10,844	$46,162
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,976	$1,720
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,583	1,367
Deferred income tax expense (benefit)	93	(16)
Inventory valuation adjustments	(444)	(61)
Non-cash compensation expense	42	37
Impairment loss	—	4
Other non-cash	(11)	14
Equity in earnings of unconsolidated affiliates	(110)	(92)
Losses on extinguishments of debt	7	2
Distributions from unconsolidated affiliates	39	77
Distributions on unvested awards	(13)	(13)
Net change in operating assets and liabilities, net of effects of acquisitions	216	(122)
Net cash provided by operating activities	3,378	2,917
INVESTING ACTIVITIES:
Cash paid for J-W Power Company acquisition, net of cash acquired	(445)	—
Cash paid for TanQuid acquisition, net of cash acquired	(194)	—
Cash paid for other acquisitions, net of cash acquired	(50)	(12)
Capital expenditures, excluding allowance for equity funds used during construction	(1,916)	(1,224)
Contributions in aid of construction costs	19	16
Contributions to unconsolidated affiliates	(22)	(1)
Distributions from unconsolidated affiliates in excess of cumulative earnings	39	20
Other, net	35	3
Net cash used in investing activities	(2,534)	(1,198)
FINANCING ACTIVITIES:
Proceeds from borrowings	12,216	10,592
Repayments of debt	(11,616)	(10,520)
Capital contributions from noncontrolling interests	1	2
Capital contributions from redeemable noncontrolling interests	2	—
Distributions to partners	(1,168)	(1,133)
Distributions to noncontrolling interests	(545)	(455)
Distributions to redeemable noncontrolling interests	(7)	(13)
Debt issuance costs	(48)	(51)
Net cash used in financing activities	(1,165)	(1,578)
Net change in cash and cash equivalents	(321)	141
Cash and cash equivalents, beginning of period	1,272	312
Cash and cash equivalents, end of period	$951	$453
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
The Partnership owns a controlling interest in Sunoco LP. As of March 31, 2026, our interest in Sunoco LP consisted of 100% of the general partner and incentive distribution rights, as well as and 28.5 million common units. In addition, the Partnership controls SunocoCorp Management LLC, which controls SunocoCorp. SunocoCorp’s only cash-generating assets are Sunoco LP’s Class D units.
The Partnership owns a controlling interest in USAC. As of March 31, 2026, our interest in USAC consisted of 100% of the general partner interests and 46.1 million common units of USAC.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2024-03 on our consolidated financial statements and related disclosures.
2.ACQUISITIONS
Sunoco LP
TanQuid Acquisition
On January 16, 2026, Sunoco LP completed the previously announced acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under Sunoco LP’s Credit Facility.
The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of a third-party valuation specialist, if applicable, and involves the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods.
As of the date these financial statements were issued, Sunoco LP’s management and the third-party valuation specialist continue to evaluate certain assumptions, which could result in a change to the allocation of the fair value among reporting units or between line items on the consolidated balance sheet, potentially impacting deferred tax balances and/or goodwill. The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed.

As of January 16, 2026
Total current assets	$65
Property, plant and equipment, net	639
Lease right-of-use assets, net	59
Other non-current assets, net	1
Total assets	764

Total current liabilities	9
Long-term debt	346
Non-current operating lease liabilities	66
Deferred income taxes	62
Other non-current liabilities	42
Total liabilities	525

Total consideration	239
Cash acquired	45
Total consideration, net of cash acquired	$194
Other Acquisitions
In the first quarter of 2026, Sunoco LP completed other acquisitions for total cash considerations of approximately $50 million, plus working capital. These transactions were accounted for as asset acquisitions.
USAC
J-W Power Company Acquisition
On January 12, 2026, USAC completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), a large privately-held provider of compression services in the United States. USAC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). USAC completed the acquisition for a total consideration of approximately $912 million, subject to customary purchase price adjustments, consisting of (i) approximately $455 million in cash and (ii) approximately 18.2 million newly issued USAC common units, which had a fair value on the J-W Acquisition date of approximately $457 million, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to USAC’s fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
The acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of a third-party valuation specialist, if applicable, and involves the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods.

The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed.

As of January 12, 2026
Total current assets	$136
Property, plant and equipment, net	869
Lease right-of-use assets, net	5
Intangible assets, net (1)	6
Other non-current assets, net	1
Goodwill (2)	117
Total assets	1,134

Total current liabilities	33
Non-current operating lease liabilities	3
Other non-current liabilities	186
Total liabilities	222

Total consideration	912
Cash acquired	11
Total consideration, net of cash acquired	$901
(1)Intangible assets, net is comprised of $5.4 million of trade names with a remaining useful life of approximately 3 years.
(2)Goodwill recorded is primarily related to the recognition of deferred tax liabilities arising from acquisition date fair value adjustments with the remainder related to expected commercial and operational synergies, and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of March 31, 2026 or December 31, 2025.
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
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2026	2025
Accounts receivable	$(4,360)	$(1,111)
Accounts receivable from related companies	(47)	(44)
Inventories	578	332
Other current assets	(43)	(24)
Other non-current assets, net	95	(23)
Accounts payable	3,656	685
Accounts payable to related companies	(23)	(19)
Accrued and other current liabilities	289	131
Other non-current liabilities	13	(57)
Derivative assets and liabilities, net	58	8
Net change in operating assets and liabilities, net of effects of acquisitions	$216	$(122)

Non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2026	2025
Accrued capital expenditures	$1,162	$795
Lease assets obtained in exchange for new lease liabilities	109	29
Distribution reinvestment	12	10
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions	—	5
USAC common units (noncontrolling interest) issued in connection with acquisitions	457	—
4.INVENTORIES
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Natural gas, NGLs and refined products	$3,067	$3,506
Crude oil	542	286
Spare parts and other	1,036	978
Total inventories	$4,645	$4,770
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method, except as described below.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the LIFO method. As of March 31, 2026 and December 31, 2025, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $1 million and $472 million, respectively. For the three months ended March 31, 2026 and 2025, the Partnership’s cost of products sold included favorable LIFO inventory valuation adjustments of $444 million and $61 million, respectively, which increased net income.
During the three months ended March 31, 2026, Sunoco LP reduced its overall fuel inventories, resulting in a LIFO liquidation. Based on the assumed impact to cost of sales if the liquidated inventories had been replaced, the effect of the LIFO liquidation was an increase of $102 million to pre-tax income, or $0.03 per common unit (excluding any income tax impact or any assumed changes to distributions). Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs; consequently, these interim estimates are subject to changes during the remainder of the year that could impact the final year-end inventory levels or valuation.
Certain of Sunoco LP’s fuel inventories in the Caribbean are stated at the lower of cost or market using the first-in, first-out method, under which the cost of fuel sold consists of older acquisition costs, including transportation and storage costs. These FIFO method inventories totaled $165 million and $88 million as of March 31, 2026 and December 31, 2025, respectively.
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
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2026
	Fair Value Total	Level 1	Level 2
Assets:
Total commodity derivatives	$920	$858	$62
Other non-current assets	210	210	—
Total assets	$1,130	$1,068	$62
Liabilities:
Total commodity derivatives	$(1,332)	$(1,257)	$(75)
Total liabilities	$(1,332)	$(1,257)	$(75)

		Fair Value Measurements at December 31, 2025
	Fair Value Total	Level 1	Level 2
Assets:
Total commodity derivatives	$618	$531	$87
Other non-current assets	209	209	—
Total assets	$827	$740	$87
Liabilities:
Total commodity derivatives	$(454)	$(404)	$(50)
Total liabilities	$(454)	$(404)	$(50)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of March 31, 2026 were $68.94 billion and $69.34 billion, respectively. As of December 31, 2025, the aggregate fair value and carrying amount of our consolidated debt obligations were $68.55 billion and $68.33 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended March 31,
	2026	2025
Net income	$1,976	$1,720
Less: Net income attributable to noncontrolling interests	715	384
Less: Net income attributable to redeemable noncontrolling interests	7	13
Net income, net of noncontrolling interests	1,254	1,323
Less: General Partner’s interest in net income	1	1
Less: Preferred Unitholders’ interest in net income	59	67
Common Unitholders’ interest in net income	$1,194	$1,255
Basic Income per Common Unit:
Weighted average common units	3,440.6	3,431.4
Basic income per common unit	$0.35	$0.37
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,194	$1,255
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—
Diluted income attributable to Common Unitholders	$1,194	$1,255
Weighted average common units	3,440.6	3,431.4
Dilutive effect of unvested restricted unit awards (1)	16.8	21.5
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,457.4	3,452.9
Diluted income per common unit	$0.35	$0.36
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
Sunoco LP Senior Notes Issuances and Redemption
In March 2026, Sunoco LP issued $600 million aggregate principal amount of 5.375% senior notes due 2031 and $600 million aggregate principal amount of 5.625% senior notes due 2034. These notes will mature on July 15, 2031 and July 15, 2034, respectively, and interest is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. Sunoco LP used a portion of the net proceeds from this private offering to redeem in full its $500 million aggregate principal amount of 6.000% senior notes due 2026 and its $600 million aggregate principal amount of 6.000% senior notes due 2027.
In March 2026, Sunoco LP redeemed Parkland’s remaining senior notes.

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
As of March 31, 2026, the Five-Year Credit Facility had $1.49 billion of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $3.45 billion, after accounting for outstanding letters of credit in the amount of $61 million. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 3.95%.
Sunoco LP Credit Facility
As of March 31, 2026, Sunoco LP’s credit facility, which matures in June 2030, had $125 million of outstanding borrowings and $151 million in standby letters of credit. The unused availability on Sunoco LP’s revolving credit facility as of March 31, 2026 was $2.22 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 5.52%.
Sunoco LP Receivables Financing Agreement
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2026 this facility had no outstanding borrowings.
USAC Credit Facility
As of March 31, 2026, USAC’s credit facility, which matures in August 2030, had $1.25 billion of outstanding borrowings and $2 million outstanding letters of credit. As of March 31, 2026, USAC’s credit facility had $498 million of remaining unused availability. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 5.66%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2026. For the quarter ended March 31, 2026, the Partnership’s leverage ratio, as calculated pursuant to the covenant related to its Five-Year Credit Facility, was 3.16x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets.
Redeemable noncontrolling interests consisted of the following:

	March 31, 2026	December 31, 2025
Crestwood Niobrara LLC preferred units	$225	$225
Other (1)	27	25
Total redeemable noncontrolling interests	$252	$250
(1)     Relates to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.

9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the three months ended March 31, 2026 were as follows:

Number of Units
Number of common units at December 31, 2025	3,440.0
Common units issued under the distribution reinvestment plan	0.7
Common units vested under equity incentive plans and other	0.4
Number of common units at March 31, 2026	3,441.1
Energy Transfer Repurchase Program
During the three months ended March 31, 2026, Energy Transfer did not repurchase any of its common units under its current buyback program. As of March 31, 2026, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the three months ended March 31, 2026, distributions of $12 million were reinvested under the distribution reinvestment program. As of March 31, 2026, a total of 35.7 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2025 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2025	February 6, 2026	February 19, 2026	$0.3350
March 31, 2026	May 8, 2026	May 20, 2026	0.3375
Energy Transfer Preferred Units
As of March 31, 2026 and December 31, 2025, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series B	Series G	Series H	Series I	Total
Balance, December 31, 2025	$556	$1,488	$893	$419	$3,356
Distributions to partners	(18)	—	—	(9)	(27)
Net income	9	26	15	9	59
Balance, March 31, 2026	$547	$1,514	$908	$419	$3,388

	Preferred Unitholders
	Series B	Series F (1)	Series G	Series H	Series I	Total
Balance, December 31, 2024	$556	$496	$1,488	$893	$419	$3,852
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	8	26	15	9	67
Balance, March 31, 2025	$547	$504	$1,514	$908	$419	$3,892
(1)The Partnership’s Series F Fixed Rate Reset Cumulative Redeemable Perpetual Preferred Units were redeemed in May 2025.

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (2)	Series G (2)	Series H (2)	Series I (1)
December 31, 2025	February 1, 2026	February 15, 2026	$33.125	$—	$—	$0.2111
March 31, 2026	May 1, 2026	May 15, 2026	—	35.630	32.500	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution on Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended March 31, 2026, the cash distribution on Series I Preferred Units will be paid on May 15, 2026 to unitholders of record as of the close of business on May 4, 2026.
(2)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028.
Noncontrolling Interests
The Partnership’s consolidated financial statements include noncontrolling interests in SunocoCorp, Sunoco LP and USAC, as well as other non-wholly owned consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, SunocoCorp, Sunoco LP and USAC, all of which are required to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
SunocoCorp Cash Distributions
Distributions on SunocoCorp’s common units declared and/or paid by SunocoCorp subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
Distributions on Sunoco LP’s Series A Preferred Units were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.3800
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 6, 2026	$0.525
March 31, 2026	May 8, 2026	0.525

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2026	December 31, 2025
Available-for-sale securities	$32	$30
Foreign currency translation adjustment	(24)	(12)
Actuarial gains related to pensions and other postretirement benefits	54	54
Investments in unconsolidated affiliates, net	10	10
Total AOCI included in partners’ capital, net of tax	$72	$82
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the U. S. District Court for the Northern District of Texas (the “Federal District Court”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the Federal District Court case. On May 24, 2022, the Federal District Court ordered a stay of the FERC’s enforcement case and the Federal District Court case pending the resolution of two cases pending before the U. S. Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the federal district courts had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the federal district courts for further proceedings.
On September 13, 2023, the Federal District Court ordered that the Federal District Court case would be stayed pending the resolution of another case pending before the U. S. Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the Federal District Court order to the United States Court of Appeals for the Fifth Circuit. On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and the Federal District Court proceedings were stayed pending resolution of the case pending before the U. S. Supreme Court. The Federal District Court set a status conference for December 16, 2025. The parties filed a motion to continue the status conference on December 10, 2025 and on January 20, 2026 to extend the status conference to mid-February 2026. At the Department of Justice’s request, the parties requested that the court extend the status conference again to March 2026 for the purposes of the parties engaging in settlement discussions. The Federal District Court subsequently extended the status conference a fourth time to April 10, 2026. Most recently, the Federal District Court extended the status conference again to May 26, 2026 to permit additional time for settlement discussions. Notwithstanding the foregoing, Energy Transfer and Rover intend to vigorously defend against this claim.
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D. C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D. C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D. C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D. C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D. C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D. C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, FERC filed its brief on February 9, 2026, intervenors filed their brief on February 23, 2026, and Panhandle filed its reply brief on March 16, 2026.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. During the three months ended March 31, 2026 and 2025, the Partnership recorded $15 million and $16 million, respectively, of ROW expense, which are included in operating expenses in the consolidated statements of operations.
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
As of March 31, 2026 and December 31, 2025, accruals of approximately $268 million and $324 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $58 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U. S. District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the D. C. District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the D. C. District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the D. C. Circuit which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the D. C. Circuit (1) granted a stay of the portion of the D. C. District Court order that required Dakota Access to shut the pipeline down and empty it of oil, (2) denied a motion to stay the March 25 order pending a decision on the merits by the D. C. Circuit as to whether the USACE would be required to prepare an EIS and (3) denied a motion to stay the D. C. District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the D. C. Circuit expected the USACE to clarify its position with respect to whether the USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the D. C. District Court may consider additional relief, if necessary.
On August 10, 2020, the D. C. District Court ordered the USACE to submit a status report by August 31, 2020, clarifying its position with regard to its decision-making process with respect to the continued operation of the pipeline. On August 31, 2020, the USACE submitted a status report that indicated that it considered the presence of the pipeline at the Lake Oahe crossing without an easement to constitute an encroachment on federal land, and that it was still considering whether to exercise its enforcement discretion regarding this encroachment. The Tribes subsequently filed a motion seeking an injunction to stop the operation of the pipeline and both the USACE and Dakota Access filed briefs in opposition of the motion for injunction. The motion for injunction was fully briefed as of January 8, 2021.
On January 26, 2021, the D. C. Circuit affirmed the D. C. District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the D. C. Circuit also overturned the D. C. District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil. Dakota Access filed for rehearing en banc on April 12, 2021, which the D. C. Circuit denied. On September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General on December 17, 2021 and the Tribes (December 16, 2021). Dakota Access filed their reply on January 4, 2022. On February 22, 2022, the U.S. Supreme Court declined to hear the case.
The D. C. District Court scheduled a status conference for February 10, 2021 to discuss the effects of the D. C. Circuit’s January 26, 2021 order on the pending motion for injunctive relief, as well as the USACE’s expectations as to how it will proceed regarding its enforcement discretion regarding the easement. On May 3, 2021, the USACE advised the D. C. District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. On May 21, 2021, the D. C. District Court denied the plaintiffs’ request for an injunction. On June 22, 2021, the D. C. District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice.
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. In December 2025, the USACE issued a Final EIS concluding that the USACE’s preferred alternative is that the USACE reissue its easement to DAPL subject to additional easement conditions. The USACE has not yet issued a Record of Decision with DAPL’s easement but is expected to issue in 2026. The pipeline continues to operate. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Standing Rock Sioux Tribe in Federal Court in District of Columbia
Dakota Access is the subject of litigation in the D. C. District Court. The Standing Rock Sioux Tribe (“SRST”) sued the United States Army Corps of Engineers (“USACE”) arguing that the USACE’s alleged failure to stop Dakota Access from operating violates numerous laws, including the Mineral Leasing Act, the Government Acquisition and Streamlining Act, NEPA, the Clean Water Act, the National Historic Preservation Act, the Administrative Procedure Act as well as the 1868 Fort Laramie Treaty. The SRST requests a permanent injunction or writ of mandamus that would compel the USACE to shut Dakota Access down pending the completion of the USACE’s Environmental Impact Statement (“EIS”) and decision on whether to grant Dakota Access an easement under the Mineral Leasing Act.
On October 15, 2024, the SRST filed the above referenced complaint. A summons to the USACE was issued on October 17, 2024. Dakota Access, the state of North Dakota and numerous other states have intervened in the lawsuit in support of the USACE.
On January 17, 2025, the USACE, Dakota Access and state intervenors (including North Dakota and thirteen other states) each filed a motion to dismiss all of the claims in the new SRST litigation. Also, on January 17, 2025, the SRST filed a motion for partial summary judgment on certain of their claims. Briefing on the motions to dismiss is complete. The D. C. District Court has held briefing on the motion for partial summary judgment in abeyance pending the D. C. District Court’s decision on the motions to dismiss. On March 28, 2025, the D. C. District Court granted the motions to dismiss. On May

27, 2025, the SRST appealed the dismissal to the D.C. Circuit. Briefing at the D.C. Circuit is currently underway. Dakota Access intends to vigorously defend against this claim.
Williams Antitrust Litigation
On June 28, 2024, Louisiana Energy Gateway LLC, The Williams Companies, Inc., and Williams Fields Services Group, LLC (collectively, “Williams”) filed a Petition for Damages against Energy Transfer and Gulf Run Transmission, LLC (“Gulf Run”) in the 42nd Judicial District Court, Parish of DeSoto, State of Louisiana (“District Court”), alleging that Energy Transfer and/or Gulf Run have monopolized, conspired to monopolize, and/or attempted to monopolize the relevant product and geographic market for the movement of natural gas from the Haynesville Shale in northwestern Louisiana south to natural gas facilities in the Louisiana Gulf Coast (the “Relevant Market”), engaged in acquisitions that have directly enabled and incentivized to substantially lessen competition, and engaged in unfair methods of competition and unfair trade practices.
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
As of March 31, 2026, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P, as defendants. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
Unitholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current officers and members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et al., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King

action that was filed in the U. S. District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the U. S. District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer and Messrs. Warren, Long, McCrea and Whitehurst. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of Rover. On August 10, 2022, the court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey. On November 7, 2022, the court granted the defendants’ motion to transfer and transferred this action to the U. S. District Court for the Northern District of Texas. On January 27, 2023, the defendants filed their motion to dismiss the New Mexico Funds’ amended complaint.
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
ETMT appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. The appeal was fully briefed, and oral argument was held on March 21, 2023. On August 3, 2023, the 10th Circuit ruled in favor of ETMT and found that the Eastern District Court’s plan of allocation (which was part of the final judgment) did not satisfy all finality requirements. The 10th Circuit held that the district court abused its discretion in denying ETMT’s Rule 60(b)(6) Motion to Modify and reversed and remanded for further proceedings. The case was sent back to the trial court so that the Eastern District Court could fix the finality requirements with the judgment. Further, ETMT sought and recovered a return of funds deposited with the Plan Administrator; Class Counsel did not oppose this motion.
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The Eastern District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the Eastern District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Class is approximately $104 million in actual damages and $75 million in punitive damages. ETMT appealed the entirety of the judgment to the 10th Circuit. Oral argument took place on November 20, 2024. On November 17, 2025, the Tenth Circuit issued its opinion, reversing the issue of punitive damages and affirming the remainder of the district court’s findings and rulings. Specifically, the Tenth Circuit affirmed the district court’s orders granting class certification and denying post-trial class decertification, along with the orders determining the actual damages awarded to the Class, including pre-judgment interest. The Tenth Circuit, however, vacated the $75 million punitive damages award and remanded to the district court to amend the judgment consistent with this opinion.
On February 23, 2026, the District Court judge entered an amended Rule 58 Judgment Order, which removed punitive damages from the judgment. The Amended Judgment awarded plaintiffs $104 million in actual damages. Post judgment interest will also accrue from the date of the prior October 19, 2023 judgment. The parties have also stipulated that attorneys’ fees for class counsel would total $5 million if the judgment is ultimately affirmed on appeal.
ETMT appealed the February 23, 2026 final judgment to the Tenth Circuit, seeking summary affirmance. The Tenth Circuit granted summary affirmance on March 30, 2026. ETMT intends to appeal this decision to the United States Supreme Court. ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, 2022, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which Respondents have completed as of January 17, 2024. On January 6, 2026, the Hearing Officer issued a memo requesting substantive briefing on the merits of the matter. That schedule required the MA AG to submit its initial brief by March 24, 2026, and that the Respondents submit their initial brief by April 7, 2026, with all briefing to be concluded by April 29, 2026. On March 20, 2026, the Hearing Officer granted an assented motion to extend the briefing schedule setting April 23, 2026 as the deadline for the MA AG’s initial brief, May 22, 2026 as the deadline for the Respondents’ initial brief, and concluding all briefing by July 13, 2026.
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
On June 25, 2025, Defendants filed their preliminary objections to Plaintiffs’ Amended Complaints which included an objection based on improper venue, and on June 27, 2025, Defendants filed a Motion to Transfer the cases to the Court of Common Pleas of Bucks County, Pennsylvania on the grounds of forum non conveniens. On July 9, 2025, Plaintiffs filed a Motion for Preliminary Injunction in the class action, seeking inter alia, to enjoin the operation of the Pipeline, which Defendants opposed on July 21, 2025. In connection with the venue issues raised by these filings, the Court of Common Pleas ordered certain discovery, followed by amended pleadings and/or supplemental briefing. Following this discovery, Plaintiffs filed the current operative complaints on January 15, 2026, which add multiple additional defendants, including Energy Transfer Marketing & Terminals L.P. as well as other defendants who were allegedly shippers of product on the Pipeline and contractors who allegedly worked on the Pipeline. Plaintiffs in the individual actions filed third amended complaints on March 5, 2026, further amending the inclusion of certain contractor and shipper defendants. The Court of Common Pleas has ordered a schedule which provides for additional venue-related discovery and a determination of venue.
Shortly after the original class action complaint was filed, SPLP, Energy Transfer, and Energy Transfer R&M removed the class action to the U.S. District Court for the Eastern District of Pennsylvania (the “E.D. Pa.”) on April 24, 2025. On June 13, 2025, the E.D. Pa. granted Plaintiffs’ motion to remand the case to the Court of Common Pleas of Philadelphia County. Defendants have appealed the remand decision. Following the filing of the second amended class action complaint, the newly-added defendants (including Energy Transfer Marketing & Terminals L.P.) removed the class action to E.D. Pa. on February 20, 2026. Plaintiffs moved to remand on March 23, 2026.
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
On June 3, 2024, defendants filed a Motion to Dismiss and a Motion to Transfer Venue, along with a Brief in Support. In its Motion to Dismiss, defendants argued that plaintiff’s petition fails to state a claim upon which relief can be granted and also that such claims should be dismissed because collateral estoppel bars plaintiff from bringing allegations inconsistent with earlier agency and judicial findings that the extreme cold weather—not defendants’ conduct—caused the natural gas shortage and resulting high prices during Winter Storm Uri. Defendants also argued that plaintiff’s suit should be dismissed for filing suit in the wrong forum or, alternatively, should be transferred to the correct county of venue (Oklahoma County). Plaintiff filed its response brief on July 12, 2024. A hearing on both motions was held on October 15, 2024. On January 16, 2025, the Judge denied all motions, noting (1) that venue is proper in Osage County, Oklahoma; (2) collateral estoppel does not bar recovery; (3) the plaintiffs can plead inconsistent theories of recovery; and (4) the recovery is public in nature and not foreclosed by statute of limitations. The case then proceeded into the discovery phase.
On February 9, 2026, after significant document discovery was conducted between the parties and the deadline for adding new claims passed in the Court’s scheduling order, Plaintiff filed a motion to consolidate this action with two other pending actions, including State of Oklahoma ex rel. Gentner Drummond, Attorney General of Oklahoma vs. Symmetry Energy Solutions, LLC (Case No. CJ-2024-78) and State of Oklahoma ex rel. Gentner Drummond, Attorney General of Oklahoma vs. Symmetry Energy Solutions, LLC, ETC Marketing Ltd., et. al. (Case No. CJ-2025-06) (discussed below), both also pending in the District Court of Osage County, but which are in vastly different procedural stages with different parties and claims. Plaintiff also filed a motion for leave to amend its petition to assert new causes of action against Enable in the pending suit with the aim to consolidate the new claims with the two other pending actions. Enable opposed both the motion for consolidation and motion for leave to amend.
On March 19, 2026, the Court granted the State of Oklahoma’s Motion to Consolidate the three pending actions. The Court also granted the State’s Motion to Amend its Petition in part, allowing the State the opportunity to amend to add claims under the Oklahoma Antitrust Reform Act, unjust enrichment, and civil conspiracy. However, the Court denied the State the ability to amend to add a claim under the Oklahoma Consumer Protection Act. The Court ruled that the Enable case will now move at the pace of the slower docket control order in the other cases. Defendants cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
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
On March 17, 2025, all defendants (including ETCM) jointly filed a motion to dismiss and brief in support. In the joint motion to dismiss, defendants asserted that FERC’s exclusive jurisdiction preempts all the Attorney General’s state-law claims and, alternatively, that the petition does not state a claim under Oklahoma antitrust law. Further, the motion argues that the Oklahoma Consumer Protection Act claims are time-barred and inconsistent with the statute, and that the unjust enrichment claims are barred by Oklahoma law. Finally, the motion alleges that the Attorney General’s unjust enrichment claims fail as a matter of law because defendants sold natural gas pursuant to valid contracts and the individual consumers were not direct purchasers of natural gas from defendants. On August 19, 2025, the court denied the motion without holding oral argument. The case will now proceed into the discovery phase. The above-referenced Enable case filed by the Oklahoma Attorney General will now be consolidated into this action.
Defendants cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
Tax Contingencies
Rover Ad Valorem Taxes
Rover appealed the Ohio Department of Taxation (the “Department”)’s final determination of the 2019 Ohio true value of the Rover pipeline to the Ohio Board of Tax Appeals (the “BTA”) on September 11, 2020. On March 7, 2024, the BTA remanded the matter to the Department to redetermine the Ohio true value of the Rover pipeline consistent with the opinion of the appraiser the Department engaged for purposes of the BTA hearing. Rover appealed the BTA’s order to the Ohio Supreme Court on April 5, 2024, and the court affirmed the BTA’s order on August 13, 2025.
Rover timely petitioned the Department's preliminary assessments of its 2020, 2021, 2022, 2023, 2024, and 2025 Ohio true values, and these petitions remain pending. If it becomes probable that the Ohio Tax Commissioner’s preliminary assessments for tax years 2020 through 2025 are ultimately upheld, then Rover would recognize an additional Ohio public utility personal property tax liability for tax years 2020 through 2025 up to approximately $345 million, including interest. Rover intends to pursue all available legal remedies for the 2020 through 2025 tax years, and Rover cannot predict the outcome of these matters at this time.

On November 10, 2025, Rover filed a complaint against the Ohio Tax Commissioner in the Court of Common Pleas, Franklin County, Ohio. Rover is seeking a declaration that the Tax Commissioner’s 2019 valuation approach, if applied to Rover’s subsequent tax years, would violate certain protections afforded to Rover under the U.S. Constitution and the Ohio Constitution. The Tax Commissioner filed a motion to dismiss on December 8, 2025, and the motion was denied on March 24, 2026. This matter remains pending, and Rover cannot predict the outcome of this matter at this time.
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
USAC Federal Income Tax Audit
On April 13, 2026, USAC settled and closed the IRS’ examination of its U.S. federal income tax returns for the years 2019 and 2020.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2026, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2026	December 31, 2025
Current	$84	$62
Non-current	393	354
Total environmental liabilities	$477	$416
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
During the three months ended March 31, 2026 and 2025, the Partnership recorded $6 million and $2 million, respectively, of expenditures related to environmental cleanup programs.
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
The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2025	$745
Additions	385
Revenue recognized	(391)
Balance, March 31, 2026	$739

Balance, December 31, 2024	$759
Additions	298
Revenue recognized	(383)
Balance, March 31, 2025	$674
The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	March 31, 2026	December 31, 2025
Contract assets	$575	$480
Accounts receivable from contracts with customers	3,006	1,686
Contract liabilities	127	125
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
As of March 31, 2026, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $33.75 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2026
	(remainder)	2027	2028	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2026	$6,170	$6,665	$5,298	$15,621	$33,754

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
The following table details our outstanding commodity-related derivatives:

	March 31, 2026		December 31, 2025
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu)	(91,648)	2026-2028	(233,645)	2026-2028
Power (Megawatt)	(712,768)	2026-2029	(461,896)	2026-2029
Crude, NGL and refined products (MBbls)	(24,019)	2026-2029	(59,247)	2026-2029
Other	various	2026-2042	various	2026-2042
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(63,435)	2026	(100,346)	2026
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations, resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk, as necessary. The Partnership also uses industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$30	$31	$(22)	$(2)
	30	31	(22)	(2)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	751	485	(1,153)	(392)
Commodity derivatives	139	102	(157)	(60)
	890	587	(1,310)	(452)
Total derivatives	$920	$618	$(1,332)	$(454)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	$139	$102	$(157)	$(60)
Broker cleared derivative contracts	Other current assets (liabilities)	781	516	(1,175)	(394)
Total gross derivatives		920	618	(1,332)	(454)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(119)	(50)	119	50
Counterparty netting	Other current assets (liabilities)	(744)	(384)	744	384
Total net derivatives		$57	$184	$(469)	$(20)
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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized on Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2026	2025
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$(392)	$(12)
Total		$(392)	$(12)
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2026	2025
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$992	$1,147
Intersegment revenues	164	147
	1,156	1,294
Interstate transportation and storage:
Revenues from external customers	627	613
Intersegment revenues	7	8
	634	621
Midstream:
Revenues from external customers	909	884
Intersegment revenues	2,135	2,772
	3,044	3,656
NGL and refined products transportation and services:
Revenues from external customers	5,704	6,034
Intersegment revenues	969	875
	6,673	6,909
Crude oil transportation and services:
Revenues from external customers	7,751	6,205
Intersegment revenues	7	3
	7,758	6,208
Investment in Sunoco LP:
Revenues from external customers	10,689	5,177
Intersegment revenues	1	2
	10,690	5,179
Investment in USAC:
Revenues from external customers	316	230
Intersegment revenues	15	15
	331	245
All other:
Revenues from external customers	783	730
Intersegment revenues	271	265
	1,054	995
Eliminations	(3,569)	(4,087)
Total revenues	$27,771	$21,020

	Three Months Ended March 31,
	2026	2025
Cost of products sold:
Intrastate transportation and storage	$710	$964
Interstate transportation and storage	3	2
Midstream	1,674	2,260
NGL and refined products transportation and services	5,484	5,641
Crude oil transportation and services	6,792	5,214
Investment in Sunoco LP	9,001	4,526
Investment in USAC	29	38
All other	994	995
Eliminations	(3,538)	(4,069)
Total cost of products sold	$21,149	$15,571

	Three Months Ended March 31,
	2026	2025
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$65	$57
Interstate transportation and storage	215	189
Midstream	446	421
NGL and refined products transportation and services	298	247
Crude oil transportation and services	223	213
Investment in Sunoco LP	381	158
Investment in USAC	89	43
All other	7	1
Eliminations	(49)	(45)
Total operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	$1,675	$1,284

	Three Months Ended March 31,
	2026	2025
Depreciation, depletion and amortization:
Intrastate transportation and storage	$52	$51
Interstate transportation and storage	145	142
Midstream	469	448
NGL and refined products transportation and services	260	248
Crude oil transportation and services	268	237
Investment in Sunoco LP	286	156
Investment in USAC	87	70
All other	16	15
Total depreciation, depletion and amortization	$1,583	$1,367

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$13	$14
Interstate transportation and storage	30	37
Midstream	54	56
NGL and refined products transportation and services	48	48
Crude oil transportation and services	1	44
Investment in Sunoco LP	151	36
Investment in USAC	33	14
All other	4	13
Total selling, general and administrative expenses, excluding non-cash compensation and accretion expenses	$334	$262

	Three Months Ended March 31,
	2026	2025
Equity in earnings of unconsolidated affiliates (1) :
Intrastate transportation and storage	$3	$5
Interstate transportation and storage	75	63
Midstream	2	3
NGL and refined products transportation and services	19	17
Crude oil transportation and services	6	4
All other	5	—
Total equity in earnings of unconsolidated affiliates	$110	$92
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended March 31,
	2026	2025
Other income (expense) (1) :
Intrastate transportation and storage	$69	$85
Interstate transportation and storage	133	119
Midstream	17	6
NGL and refined products transportation and services	320	5
Crude oil transportation and services	127	5
Investment in Sunoco LP	(299)	(1)
Investment in USAC	8	—
All other	6	26
Eliminations	(57)	(50)
Total other income	$324	$195
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	Three Months Ended March 31,
	2026	2025
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$586	$226
Interstate transportation and storage	253	46
Midstream	394	349
NGL and refined products transportation and services	317	363
Crude oil transportation and services	85	107
Investment in Sunoco LP	199	101
Investment in USAC	35	33
All other	66	29
Total additions to property, plant and equipment	$1,935	$1,254
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	March 31, 2026	December 31, 2025
Investments in unconsolidated affiliates (1):
Intrastate transportation and storage	$152	$151
Interstate transportation and storage	2,388	2,353
Midstream	132	130
NGL and refined products transportation and services	379	362
Crude oil transportation and services	189	190
Investment in Sunoco LP	345	342
All other	61	61
Total investments in unconsolidated affiliates	$3,646	$3,589
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDA:
Intrastate transportation and storage	$437	$344
Interstate transportation and storage	519	512
Midstream	887	925
NGL and refined products transportation and services	1,163	978
Crude oil transportation and services	869	742
Investment in Sunoco LP	858	458
Investment in USAC	188	150
All other	16	(11)
Adjusted EBITDA (consolidated)	$4,937	$4,098

	Three Months Ended March 31,
	2026	2025
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,976	$1,720
Depreciation, depletion and amortization	1,583	1,367
Interest expense, net of interest capitalized	947	809
Income tax expense	135	41
Impairment loss	—	4
Non-cash compensation expense	42	37
Unrealized losses on commodity risk management activities	536	69
Inventory valuation adjustments (Sunoco LP)	(444)	(61)
Losses on extinguishments of debt	7	2
Adjusted EBITDA related to unconsolidated affiliates	196	167
Equity in earnings of unconsolidated affiliates	(110)	(92)
Other, net	69	35
Adjusted EBITDA (consolidated)	$4,937	$4,098

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Acquisitions
TanQuid Acquisition by Sunoco LP
On January 16, 2026, Sunoco LP completed the previously announced acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million ). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under Sunoco LP’s Credit Facility.
Other Sunoco LP Acquisitions
In the first quarter of 2026, Sunoco LP completed other acquisitions for total cash considerations of approximately $50 million, plus working capital. These transactions were accounted for as asset acquisitions.
J-W Power Company Acquisition by USAC
On January 12, 2026, USAC completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), a large privately-held provider of compression services in the United States. USAC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). USAC completed the acquisition for a total consideration of approximately $912 million, subject to customary purchase price adjustments, consisting of (i) approximately $455 million in cash and (ii) approximately 18.2 million newly issued USAC common units, which had a fair value on the J-W Acquisition date of approximately $457 million, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.

The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to USAC’s fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
Quarterly Cash Distribution
In April 2026, Energy Transfer announced a quarterly distribution of $0.3375 per unit ($1.35 annualized) on Energy Transfer common units for the quarter ended March 31, 2026.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D. C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D. C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D. C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D. C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D. C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D. C. Circuit for review of the December 5,

2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, FERC filed its brief on February 9, 2026, intervenors filed their brief on February 23, 2026, and Panhandle filed its reply brief on March 16, 2026.
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
In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20, 2022 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20, 2022 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20, 2022 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17, 2020 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then- effective index by one percent.
On November 20, 2025, FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG-0.78% index established in its December 17, 2020 order will remain in effect through June 30, 2026. On the same day, FERC issued an Order Denying Rehearing of the Reinstatement Order and Granting Remedial Relief (“Remedial Relief Order”), which granted remedial relief to liquids pipelines for the period of March 1, 2022 to September 17, 2024 (the “Locked-In Period”), when the lower index was effective under the order vacated by the D.C. Circuit in LEPA v. FERC, but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing, as well as court appeals, to determine whether pipelines may recover rate differences in other scenarios. Those requests and appeals remain pending.
Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking on the 2026 Five-Year Oil Pipeline Index (“2026 Index NOPR”), proposing to use the Producer Price Index for Finished Goods (PPI-FG) minus 1.42% as the index level beginning July 1, 2026 to June 30, 2031. The NOPR proceeded through the standard notice-and-comment process, with comments submitted in late 2025 and early 2026, and remains pending final Commission action.
On December 18, 2025, the Commission issued an Order Denying Petition for Emergency Relief (“Emergency Relief Order Denial”), which denied a petition requesting emergency relief from invoices issued by a liquid pipeline company to recover amounts of indexed rates for the Locked-In Period and explained that, consistent with the Remedial Relief Order, pipelines that charged the maximum rates permitted under the Commission’s now-vacated January 20, 2022 rehearing order during the Locked-In Period may invoice shippers to recover the amounts that would have been chargeable under the December 17, 2020 order.
In January 2026, multiple shippers have filed petitions for review at the D.C. Circuit challenging FERC’s November 20, 2025 orders, including, the (i) Remedial Relief Order, (ii) Order Terminating Supplemental NOPR, and (iii) Emergency Relief Order Denial. These appeals are pending.
Separately, on December 15, 2022, the FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addresses whether a contract for committed transportation service complies with the ICA where the only shipper to obtain the committed service is an affiliate of the regulated entity. If adopted, the proposed policy statement would create a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and require a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. This follows a trend of increased scrutiny by FERC on affiliated contracts across all industries regulated by the FERC. The FERC has taken no further action on the proposed policy statement.
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
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brings the Partnership into scope for Pillar Two global minimum tax. Several jurisdictions in which we now operate have enacted legislation implementing the Organization for Economic Co-operation and Development ("OECD") Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco estimates its Pillar Two global minimum tax expense to be immaterial in 2026 and has not accrued any current tax expense related to Pillar Two in the quarter.
On January 5, 2026, the OECD released new guidance that provides relief for U.S. parented multinationals and establishes a side-by-side framework for the U.S. tax system to coexist with Pillar Two global minimum tax. Effective for fiscal years beginning on or after January 1, 2026, U.S. parented multinationals would be exempt from the main charging provisions of Pillar Two. Sunoco will continue to estimate and potentially accrue Pillar Two global minimum tax until the relevant jurisdictions in which Sunoco operates enact the side-by-side framework in to law.
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
Consolidated Results

	Three Months Ended March 31,
	2026	2025	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$437	$344	$93
Interstate transportation and storage	519	512	7
Midstream	887	925	(38)
NGL and refined products transportation and services	1,163	978	185
Crude oil transportation and services	869	742	127
Investment in Sunoco LP	858	458	400
Investment in USAC	188	150	38
All other	16	(11)	27
Adjusted EBITDA (consolidated)	$4,937	$4,098	$839

	Three Months Ended March 31,
	2026	2025	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,976	$1,720	$256
Depreciation, depletion and amortization	1,583	1,367	216
Interest expense, net of interest capitalized	947	809	138
Income tax expense	135	41	94
Impairment loss	—	4	(4)
Non-cash compensation expense	42	37	5
Unrealized losses on commodity risk management activities	536	69	467
Inventory valuation adjustments (Sunoco LP)	(444)	(61)	(383)
Losses on extinguishments of debt	7	2	5
Adjusted EBITDA related to unconsolidated affiliates	196	167	29
Equity in earnings of unconsolidated affiliates	(110)	(92)	(18)
Other, net	69	35	34
Adjusted EBITDA (consolidated)	$4,937	$4,098	$839
Net Income. For the three months ended March 31, 2026 compared to the same period last year, net income increased by $256 million, or approximately 15%, primarily due to higher segment margin from multiple segments. The most significant increases were in (i) our intrastate transportation and storage segment, where segment margin was favorably impacted by wider price spreads and favorable impacts from optimization, (ii) our NGL and refined products transportation and storage segment, where segment margin benefited from favorable market prices and higher throughput, and (iii) our investment in Sunoco LP segment, where segment margin included increases resulting from recent acquisitions and strategic transactions. The increase in segment margin was partially offset by increases in operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization and interest expense. These changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three months ended March 31, 2026 compared to the same period last year, Adjusted EBITDA increased by $839 million, or approximately 20%, primarily due to increases in our NGL and refined products transportation and services segment and our investment in Sunoco LP segment.
Additional information on changes impacting net income and Adjusted EBITDA is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2026 compared to the same period last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three months ended March 31, 2026 compared to the same period last year primarily due to an increase in aggregate debt balances following the acquisition of Parkland and the refinancing of certain preferred units with long-term debt.
Income Tax Expense. For the three months ended March 31, 2026 compared to the same period last year, income tax expense increased primarily due to a favorable state tax rate change in the prior period and increased corporate earnings in the current period from recent acquisitions.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2026 and 2025, the Partnership’s cost of products sold included Sunoco LP’s favorable LIFO inventory valuation adjustments of $444 million and $61 million, respectively, which increased net income.
Losses on Extinguishments of Debt. For the three months ended March 31, 2025, loss on extinguishment of debt was due to Sunoco LP's redemption of senior notes.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2026	2025	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$38	$33	$5
MEP	22	17	5
White Cliffs	4	3	1
Explorer	6	7	(1)
SESH	16	14	2
Other	24	18	6
Total equity in earnings of unconsolidated affiliates	$110	$92	$18

Adjusted EBITDA related to unconsolidated affiliates (1):
Citrus	$86	$79	$7
MEP	31	26	5
White Cliffs	9	8	1
Explorer	10	11	(1)
SESH	17	15	2
Other	43	28	15
Total Adjusted EBITDA related to unconsolidated affiliates	$196	$167	$29

Distributions received from unconsolidated affiliates:
Citrus	$—	$30	$(30)
MEP	29	26	3
White Cliffs	9	9	—
Explorer	7	5	2
SESH	13	8	5
Other	20	19	1
Total distributions received from unconsolidated affiliates	$78	$97	$(19)
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
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2026	2025	Change
Natural gas transported (BBtu/d)	13,782	14,220	(438)
Withdrawals from storage natural gas inventory (BBtu)	19,678	8,225	11,453
Revenues	$1,156	$1,294	$(138)
Cost of products sold	710	964	(254)
Segment margin	446	330	116
Unrealized losses on commodity risk management activities	63	76	(13)
Operating expenses, excluding non-cash compensation expense	(65)	(57)	(8)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(14)	1
Adjusted EBITDA related to unconsolidated affiliates	5	6	(1)
Other	1	3	(2)
Segment Adjusted EBITDA	$437	$344	$93
Volumes. For the three months ended March 31, 2026 compared to the same period last year, transported volumes of gas on our Texas intrastate pipelines decreased primarily due to lower third-party utilization of firm capacity. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2026	2025	Change
Transportation fees	$230	$224	$6
Natural gas sales and other (excluding unrealized gains and losses)	183	129	54
Retained fuel (excluding unrealized gains and losses)	15	13	2
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	81	40	41
Unrealized losses on commodity risk management activities and fair value inventory adjustments	(63)	(76)	13
Total segment margin	$446	$330	$116
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $54 million in realized natural gas sales and other primarily due to wider basis differentials;
•an increase of $41 million in storage margin due to favorable impacts from increased price volatility;
•an increase of $6 million in transportation fees primarily due to higher reservation revenues on long-term third-party contracts; and
•an increase of $2 million in retained fuel margin due to favorable gas pricing; partially offset by
•an increase of $8 million in operating expenses primarily due to a $3 million increase in corporate allocations, a $2 million increase in maintenance, and a $1 million increase in employee costs.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2026	2025	Change
Natural gas transported (BBtu/d)	18,120	18,204	(84)
Natural gas sold (BBtu/d)	48	33	15
Revenues	$634	$621	$13
Cost of products sold	3	2	1
Segment margin	631	619	12
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(215)	(189)	(26)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(30)	(37)	7
Adjusted EBITDA related to unconsolidated affiliates	133	119	14
Segment Adjusted EBITDA	$519	$512	$7
Volumes. For the three months ended March 31, 2026 compared to the same period last year, transported volumes decreased primarily due to lower utilization on several of our interstate pipeline systems due to lower demand.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $12 million in segment margin primarily due to a $23 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes at higher rates, partially offset by a $6 million decrease in storage and parking revenue, and a $3 million decrease in operational gas sales;
•a decrease of $7 million in selling, general and administration expenses primarily due to a $3 million decrease related to corporate allocations and an aggregate $5 million decrease in insurance expense, professional fees and excise taxes; and
•an increase of $14 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $7 million increase from our Citrus joint venture, a $5 million increase from our Midcontinent Express Pipeline joint venture and a $2 million increase from our Southeast Supply Header joint venture; partially offset by

•an increase of $26 million in operating expenses primarily due to a $10 million increase in transportation expense, a $5 million environmental claim settlement and an aggregate $10 million increase in various other items, including maintenance projects and employee costs.
Midstream

	Three Months Ended March 31,
	2026	2025	Change
Gathered volumes (BBtu/d)	21,680	20,411	1,269
NGLs produced (MBbls/d)	1,155	1,090	65
Equity NGLs (MBbls/d)	64	60	4
Revenues	$3,044	$3,656	$(612)
Cost of products sold	1,674	2,260	(586)
Segment margin	1,370	1,396	(26)
Operating expenses, excluding non-cash compensation expense	(446)	(421)	(25)
Selling, general and administrative expenses, excluding non-cash compensation expense	(54)	(56)	2
Adjusted EBITDA related to unconsolidated affiliates	5	5	—
Other	12	1	11
Segment Adjusted EBITDA	$887	$925	$(38)
Volumes. For the three months ended March 31, 2026 compared to the same period last year, volumes increased from dry gas gathering in the Northeast and Ark-La-Tex regions as well as increased processing volumes from new and upgraded plants in the Permian region. NGL production increased primarily due to increased Permian plant utilization.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impact of the following:
•a decrease of $26 million in segment margin primarily due to a $160 million decrease attributable to the non-recurring recognition of certain amounts associated with Winter Storm Uri in the prior period and a $25 million decrease due to lower NGL prices of $22 million and lower natural gas prices of $3 million, partially offset by an $85 million increase due to higher gathered and processed volumes across most regions, a $39 million increase due to an intercompany imbalance that is completely offset within our NGL and Refined Products Transportation and Services segment, and a $14 million increase due to reduced third party NGL Transportation and Fractionation costs from our Oklahoma processing facilities; and
•an increase of $25 million in operating expenses primarily due to a $15 million increase in employee costs and a $10 million increase in Permian equipment rentals, partially offset by a $7 million decrease in Permian maintenance and repairs; partially offset by
•an increase of $11 million in other income due to the recognition of proceeds from a business interruption claim; and
•a decrease of $2 million in selling, general, and administrative expenses primarily due to lower corporate allocations.

NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2026	2025	Change
NGL transportation volumes (MBbls/d)	2,428	2,169	259
Refined products transportation volumes (MBbls/d)	587	574	13
NGL and refined products terminal volumes (MBbls/d)	1,725	1,453	272
NGL fractionation volumes (MBbls/d)	1,206	1,089	117
Revenues	$6,673	$6,909	$(236)
Cost of products sold	5,484	5,641	(157)
Segment margin	1,189	1,268	(79)
Unrealized (gains) losses on commodity risk management activities	288	(26)	314
Operating expenses, excluding non-cash compensation expense	(298)	(247)	(51)
Selling, general and administrative expenses, excluding non-cash compensation expense	(48)	(48)	—
Adjusted EBITDA related to unconsolidated affiliates	31	31	—
Other	1	—	1
Segment Adjusted EBITDA	$1,163	$978	$185
Volumes. For the three months ended March 31, 2026 compared to the same period last year, NGL transportation, fractionation, and terminal throughput volumes increased due to higher volumes from the Permian region, as well as increased NGL exports.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2026	2025	Change
Transportation margin	$621	$622	$(1)
Fractionators and refinery services margin	278	218	60
Terminal services margin	260	233	27
Storage margin	89	81	8
Marketing margin	229	88	141
Unrealized gains (losses) on commodity risk management activities	(288)	26	(314)
Total segment margin	$1,189	$1,268	$(79)
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $141 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to the realization of $65 million in hedge-related gains during the first quarter of 2026 which offset losses realized during the fourth quarter of 2025. We also realized an increase of $51 million from higher premiums from the sale of propane and butane for export and for domestic supply, and a $26 million increase due to a negative inventory valuation adjustment in the prior period;
•an increase of $60 million in fractionators and refinery services margin primarily due to higher throughput;
•an increase of $27 million in terminal services margin primarily due to a $17 million increase in fees from loading volumes for export at our Nederland and Marcus Hook terminals and a $9 million increase from higher throughput and storage at our refined product terminals; and
•an increase of $8 million in storage margin primarily due to an increase in fees generated from export volumes, as well as increases related to blending activity due to a more favorable pricing environment; partially offset by
•a decrease of $1 million in transportation margin due to a $39 million intercompany imbalance that is completely offset within our Midstream segment, partially offset by a $38 million increase related to higher throughput; and

•an increase of $51 million in operating expenses primarily due to a $28 million increase in costs driven by higher volumes across our system, a $9 million in one-time investigation and remediation costs, a $5 million increase in employee costs, and increases totaling $7 million from various other operating expenses.
Crude Oil Transportation and Services

	Three Months Ended March 31,
	2026	2025	Change
Crude oil transportation volumes (MBbls/d)	7,289	6,719	570
Crude oil terminal volumes (MBbls/d)	3,329	3,325	4
Revenues	$7,758	$6,208	$1,550
Cost of products sold	6,792	5,214	1,578
Segment margin	966	994	(28)
Unrealized losses on commodity risk management activities	118	—	118
Operating expenses, excluding non-cash compensation expense	(223)	(213)	(10)
Selling, general and administrative expenses, excluding non-cash compensation expense	(1)	(44)	43
Adjusted EBITDA related to unconsolidated affiliates	9	6	3
Other	—	(1)	1
Segment Adjusted EBITDA	$869	$742	$127

Volumes. For the three months ended March 31, 2026 compared to the same period last year, crude oil transportation volumes were higher due to continued growth on our Texas pipeline system, our gathering systems, and from the ET-S Permian joint venture with Sunoco LP, partially offset by lower volumes on our Bakken Pipeline.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $90 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $60 million increase related to favorable impacts to our crude inventory from rising crude prices which we anticipate will be fully offset with hedge losses in future periods, a $43 million increase in our Bakken Pipeline system due to a one-time deficiency payment recognition, a $24 million increase in our Permian gathering systems from higher volumes, and a $9 million increase in revenue from our Bakken gathering systems due to higher volumes, partially offset by a $30 million decrease from lower tariff revenues on our Bakken Pipeline system;
•a decrease of $43 million in general and administrative expenses due to an adjustment to the accrual for a litigation related contingency; and
•an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates due to higher volumes on our joint venture pipelines; partially offset by
•an increase of $10 million in operating expenses primarily due to an increase in volume-related expenses.

Investment in Sunoco LP

	Three Months Ended March 31,
	2026	2025	Change
Revenues	$10,690	$5,179	$5,511
Cost of products sold	9,001	4,526	4,475
Segment margin	1,689	653	1,036
Unrealized (gains) losses on commodity risk management activities	56	(1)	57
Operating expenses, excluding non-cash compensation expense	(381)	(158)	(223)
Selling, general and administrative expenses, excluding non-cash compensation expense	(151)	(36)	(115)
Adjusted EBITDA related to unconsolidated affiliates	69	50	19
Inventory valuation adjustments	(444)	(61)	(383)
Other	20	11	9
Segment Adjusted EBITDA	$858	$458	$400
The investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $710 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the Parkland, TanQuid and other acquisitions, as well as a $102 million favorable impact from a one-time gain on sale of inventory in the current period; and
•an increase of $19 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to the Parkland acquisition and ET-S Permian joint venture; partially offset by
•an increase of $223 million in operating expenses primarily due to increased costs resulting from the Parkland and TanQuid acquisitions; and
•an increase of $115 million in selling, general and administrative expenses primarily due to increased costs resulting from Parkland and TanQuid operations, along with one-time transaction-related expenses associated with the Parkland acquisition.
Investment in USAC

	Three Months Ended March 31,
	2026	2025	Change
Revenues	$331	$245	$86
Cost of products sold	29	38	(9)
Segment margin	302	207	95
Operating expenses, excluding non-cash compensation expense	(89)	(43)	(46)
Selling, general and administrative expenses, excluding non-cash compensation expense	(33)	(14)	(19)
Other	8	—	8
Segment Adjusted EBITDA	$188	$150	$38
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $95 million in segment margin primarily due to a $74 million increase from the J-W Power Acquisition and a $21 million increase from USAC’s legacy business; partially offset by
•an increase of $65 million in operating expense and selling, general, and administrative expense primarily related to the J-W Power Acquisition, as well as increased expenses in outside services and professional fees.

All Other

	Three Months Ended March 31,
	2026	2025	Change
Revenues	$1,054	$995	$59
Cost of products sold	994	995	(1)
Segment margin	60	—	60
Unrealized losses on commodity risk management activities	11	20	(9)
Operating expenses, excluding non-cash compensation expense	(7)	(1)	(6)
Selling, general and administrative expenses, excluding non-cash compensation expense	(4)	(13)	9
Adjusted EBITDA related to unconsolidated affiliates	1	—	1
Other and eliminations	(45)	(17)	(28)
Segment Adjusted EBITDA	$16	$(11)	$27
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impact of the following:
•an increase of $36 million in our natural gas marketing business due to increased margins from wider basis differentials; and
•an increase of $5 million in our power-related businesses due to commodity gains related to next-day power trading activities; partially offset by
•a decrease of $5 million from our captive insurance business.
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
We currently expect capital expenditures in 2026 to be approximately as follows (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,300	$80
Interstate transportation and storage	975	265
Midstream	1,525	385
NGL and refined products transportation and services	1,225	165
Crude oil transportation and services	400	170
All other (including eliminations)	275	85
Total capital expenditures	$5,700	$1,150
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
Sunoco LP currently expects to spend between $400 million and $450 million in maintenance capital expenditures and at least $600 million in growth capital for the full year 2026.
USAC currently plans to invest between $60 million and $70 million in maintenance capital expenditures and between $230 million and $250 million in expansion capital expenditures for the full year 2026.
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
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Cash provided by operating activities during 2026 was $3.38 billion compared to $2.92 billion for 2025, and net income was $1.98 billion for 2026 and $1.72 billion for 2025. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2026 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $216 million and other items totaling $1.16 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2026 and 2025 consisted primarily of depreciation, depletion and amortization of $1.58 billion and $1.37 billion, respectively, deferred income tax expense of $93 million and deferred income tax benefit of $16 million, respectively, favorable inventory valuation adjustments of $444 million and $61 million, respectively, and non-cash compensation expense of $42 million and $37 million, respectively. For 2026 and 2025, net income also included equity in earnings of unconsolidated affiliates of $110 million and $92 million, respectively, and losses on extinguishments of debt of $7 million and $2 million, respectively, as well as an impairment loss of $4 million in 2025.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $39 million in 2026 and $77 million in 2025.
Cash paid for interest, net of interest capitalized, was $667 million and $519 million for the three months ended March 31, 2026 and 2025, respectively. Interest capitalized was $52 million and $47 million for the three months ended March 31, 2026 and 2025, respectively.
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
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Cash used in investing activities during 2026 was $2.53 billion compared to $1.20 billion for 2025. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2026 were $1.90 billion compared to $1.21 billion for 2025. Additional detail related to our capital expenditures is provided in the table below.
In 2026, USAC paid $445 million, net of cash acquired, for the acquisition of J-W Energy Company and Sunoco LP paid $194 million, net of cash acquired, for the TanQuid acquisition. Additionally, in 2026, Sunoco LP paid $50 million for other acquisitions. In 2025, Sunoco LP paid $12 million in cash for acquisitions of fuel equipment, motor fuel inventory and supply agreements.
In 2026 and 2025, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $39 million and $20 million, respectively, and we paid cash contributions to unconsolidated affiliates of $22 million and $1 million, respectively.
The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the three months ended March 31, 2026:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$579	$7	$586
Interstate transportation and storage	223	30	253
Midstream	334	60	394
NGL and refined products transportation and services	295	22	317
Crude oil transportation and services	64	21	85
Investment in Sunoco LP	106	93	199
Investment in USAC	26	9	35
All other (including eliminations)	31	35	66
Total capital expenditures	$1,658	$277	$1,935
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Cash used in financing activities during 2026 was $1.17 billion compared to $1.58 billion for 2025. During 2026, we had a net increase in our debt level of $600 million compared to a net increase of $72 million for 2025. In 2026 and 2025, we paid debt issuance costs of $48 million and $51 million, respectively.
In 2026 and 2025, we paid distributions of $1.17 billion and $1.13 billion, respectively, to our partners. In 2026 and 2025, we paid distributions of $545 million and $455 million, respectively, to noncontrolling interests. In 2026 and 2025, we paid distributions of $7 million and $13 million, respectively, to our redeemable noncontrolling interests.
In 2026 and 2025, we received capital contributions of $1 million and $2 million, respectively, in cash from noncontrolling interests.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2026	December 31, 2025
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$50,270	$48,870
Five-Year Credit Facility(2)	1,487	2,856
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP senior notes, bonds and lease-related obligations(1)(2)	13,900	13,470
USAC senior notes	1,750	1,750
Sunoco LP credit facility	125	—
USAC credit facility	1,250	795
Other long-term debt	18	19
Net unamortized premiums, discounts and fair value adjustments	24	32
Deferred debt issuance costs	(413)	(384)
Total debt	69,336	68,333
Less: current maturities of long-term debt	19	25
Long-term debt, less current maturities	$69,317	$68,308
(1)As of March 31, 2026, these balances included approximately $2.74 billion aggregate principal amount due on or before March 31, 2027, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
Sunoco LP Senior Notes Issuances and Redemption
In March 2026, Sunoco LP issued $600 million aggregate principal amount of 5.375% senior notes due 2031 and $600 million aggregate principal amount of 5.625% senior notes due 2034. These notes will mature on July 15, 2031 and July 15, 2034, respectively, and interest is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. Sunoco LP used a portion of the net proceeds from this private offering to redeem in full its $500 million aggregate principal amount of 6.000% senior notes due 2026 and its $600 million aggregate principal amount of 6.000% senior notes due 2027.
In March 2026, Sunoco LP redeemed Parkland’s remaining senior notes.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
As of March 31, 2026, the Five-Year Credit Facility had $1.49 billion of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $3.45 billion, after accounting for outstanding letters of credit in the amount of $61 million. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 3.95%.

Sunoco LP Credit Facility
As of March 31, 2026, Sunoco LP’s credit facility, which matures in June 2030, had $125 million of outstanding borrowings and $151 million in standby letters of credit. The unused availability on Sunoco LP’s revolving credit facility as of March 31, 2026 was $2.22 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 5.52%.
Sunoco LP Receivables Financing Agreement
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2026 this facility had no outstanding borrowings.
USAC Credit Facility
As of March 31, 2026, USAC’s credit facility, which matures in August 2030, had $1.25 billion of outstanding borrowings and $2 million outstanding letters of credit. As of March 31, 2026, USAC’s credit facility had $498 million of remaining unused availability. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 5.66%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of March 31, 2026.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2025 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2025	February 6, 2026	February 19, 2026	$0.3350
March 31, 2026	May 8, 2026	May 20, 2026	0.3375
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (2)	Series G (2)	Series H (2)	Series I (1)
December 31, 2025	February 1, 2026	February 15, 2026	$33.125	$—	$—	$0.2111
March 31, 2026	May 1, 2026	May 15, 2026	—	35.630	32.500	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution on Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended March 31, 2026, the cash distribution on Series I Preferred Units will be paid on May 15, 2026 to unitholders of record as of the close of business on May 4, 2026.
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
Cash Distributions Paid by Subsidiaries
The Partnership’s consolidated financial statements include SunocoCorp, Sunoco LP and USAC, as well as other non-wholly owned consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries,

SunocoCorp, Sunoco LP and USAC, all of which are required to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Cash Distributions Paid by SunocoCorp
Distributions on SunocoCorp’s common units declared and/or paid by SunocoCorp subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
Distributions on Sunoco LP’s Series A Preferred Units were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.38
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 6, 2026	$0.525
March 31, 2026	May 8, 2026	0.525
CRITICAL ACCOUNTING ESTIMATES
The Partnership’s critical accounting estimates are described in its Annual Report on Form 10-K filed with the SEC on February 19, 2026. We have not made any changes to the accounting policies involving critical accounting estimates subsequent to the Form 10-K filing. Changes to any of the related estimate amounts are discussed in the notes to consolidated financial statements included in “Item 1. Financial Statements” in this quarterly report on Form 10-Q.
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
•the costs and effects of legal and administrative proceeding; and
•risks associated with a potential failure to successfully combine our business with those of companies we have acquired or may acquire in the future.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II - Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The following table summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2026			December 31, 2025
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu)	(91,648)	$4	$5	(233,645)	$32	$9
Power (Megawatt)	(712,768)	2	4	(461,896)	2	4
Crude, NGL and refined products (MBbls)	(24,019)	(382)	100	(59,247)	106	131
Other	various	(43)	11	various	3	7
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(63,435)	7	11	(100,346)	22	20
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
Interest Rate Risk
As of March 31, 2026, we and our subsidiaries had $3.46 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $35 million annually.
Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of March 31, 2026, the Partnership did not have any outstanding foreign currency derivatives.
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

Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
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
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas L.L.C. and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleged discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of Transwestern. The State sought damages in the range of $50 million to $60 million plus attorneys’ fees from Transwestern. The parties agreed to a settlement in September 2025. The parties executed a settlement agreement in February 2026 and dismissed the case.
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
On October 13, 2023, Mid Valley received a Notice of Proposed Safety Order (“NOPSO”) from the PHMSA related to various historical accidents and complaints reported to PHMSA on the Mid Valley system. The NOPSO requests that Mid Valley perform several proposed corrective measures within six months of receipt of a Safety Order; however, in response, Mid Valley requested that PHMSA engage in informal consultations prior to issuing a Safety Order in an effort for the parties to potentially enter into a Consent Agreement and Order. Informal consultation is underway. In the event a Consent Agreement and Order is not reached between the parties during this process, Mid Valley may request a Hearing on the NOPSO. The informal consultation process has concluded with PHMSA and Mid Valley reaching agreement on the Corrective Measures. PHMSA issued the Consent Agreement which was signed by Mid Valley on March 21, 2025. The fully executed version of the Consent Agreement was received by Mid Valley on April 24, 2025. All items required by the Consent Agreement have been completed and documentation, including the bi-annual report on the internal corrosion control program, submitted to PHMSA for review. Mid Valley met with PHMSA over the week of April 6, 2026 in the ETC Houston office to review records related to the Consent Agreement and are planning field inspections in the second quarter and the third quarter of 2026 to verify actions. Mid Valley is anticipating closure of the Consent Agreement in the third quarter of 2026.
On January 31, 2025, a release of refined products was discovered from the 14-inch Twin Oaks to Newark Pipeline in Upper Makefield Township, Bucks County, Pennsylvania. The release allegedly impacted certain properties and water wells near the release location. On February 13, 2025, SPLP voluntarily entered into the Pennsylvania remediation program through a Notice of Intent to Remediate, which was revised on March 4, 2025. On March 6, 2025, the Pennsylvania Department of Environmental Protection issued an Administrative Order directing that SPLP conduct the remediation. On May 2, 2025, PHMSA entered a Consent Order, adopting an agreement SPLP entered into with PHMSA on April 30, 2025. Finally, on April 9, 2025, SPLP was advised that the Bucks County District Attorney’s Office has referred the matter to the Pennsylvania Attorney General’s Office, Environmental Crimes Unit. The Attorney General’s Office has accepted the referral and opened an investigation, and on December 19, 2025, a Pennsylvania Statewide Investigating Grand Jury issued a subpoena requesting materials relating to the release. Potential charges, penalties or damages are not known at this time. PHMSA issued a Warning Letter to the Partnership on September 11, 2025 alleging certain violations of the Consent Order but stating that it would not conduct additional enforcement action at this time. In addition, certain property owners near the release location have filed individual civil suits and a class action in Philadelphia County Court, 1st Judicial District of Pennsylvania, against SPLP,

Energy Transfer and Energy Transfer R&M, alleging damages for lost property values, nuisance, remediation costs and other tort damages relating to the release. The class action was removed to federal court. We cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
ITEM 1A. RISK FACTORS
The following is an update to a risk factor that was previously disclosed by the Partnership in its Annual Report on Form 10-K to reflect recent developments. This risk factor should be read in conjunction with our risk factors described in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the services we provide.
In February 2026, the EPA issued a final rule revoking the GHG “Endangerment Finding” which underpins the majority of EPA’s GHG-related regulations; litigation challenging the revocation is ongoing, and we cannot predict whether the current administration’s deregulatory actions will ultimately be successful, whether future administrations may seek to re-impose similar requirements, or the extent to which the revocation will impact the GHG-related regulations applicable to the Partnership’s operations. As a result of these developments, there is significant uncertainty with respect to GHG regulations at this time.
ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated November 3, 2023 (incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 1-32740) filed August 8, 2024)

4.1
Tenth Supplemental Indenture, dated as of January 27, 2026, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed January 27, 2026).

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 7, 2026	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer