Form 10-Q
period 2026-06-30
Energy Transfer LP
filed 2026-08-06
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32740
ENERGY TRANSFER LP
(Exact name of registrant as specified in its charter)

Texas	30-0108820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At July 31, 2026, the registrant had 3,443,299,601 common units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Common Unitholders	Holders of Energy Transfer common units which represent limited partner interests in the Partnership
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series B Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
EPA	United States Environmental Protection Agency
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Energy Transfer and Sunoco LP, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	United States Federal Energy Regulatory Commission
FIFO	first-in, first-out
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Energy Transfer and Sunoco LP, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NuStar	NuStar Energy L.P.
NYSE	New York Stock Exchange
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line and/or Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Parkland	Parkland Corporation
Partnership Agreement	Energy Transfer’s Agreement of Limited Partnership
PHMSA	Pipeline and Hazardous Materials Safety Administration
Preferred Unitholders	Unitholders of the Series B Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units, collectively
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SEC	United States Securities and Exchange Commission
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header, LLC
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Sunoco LP	Sunoco LP (NYSE: SUN), a publicly traded partnership and consolidated subsidiary of Energy Transfer

SunocoCorp	SunocoCorp LLC (NYSE: SUNC), a subsidiary which owns all of Sunoco LP's outstanding Class D Units
TanQuid	TanQuid GmbH & Co. KG
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
USAC	USA Compression Partners, LP (NYSE: USAC), a publicly traded partnership and consolidated subsidiary of Energy Transfer
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,020	$1,272
Accounts receivable, net	16,818	11,275
Accounts receivable from related companies	223	119
Inventories	4,385	4,770
Income taxes receivable	28	57
Derivative assets	12	52
Other current assets	627	688
Total current assets	23,113	18,233

Property, plant and equipment	146,073	141,283
Accumulated depreciation and depletion	(41,977)	(39,141)
Property, plant and equipment, net	104,096	102,142

Investments in unconsolidated affiliates	3,637	3,589
Lease right-of-use assets, net	1,939	1,841
Other non-current assets, net	2,615	2,591
Intangible assets, net	7,160	7,438
Goodwill	5,608	5,452
Total assets	$148,168	$141,286
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)
(unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,720	$9,469
Accounts payable to related companies	47	41
Derivative liabilities	8	10
Operating lease current liabilities	215	245
Accrued and other current liabilities	5,856	5,165
Current maturities of long-term debt	12	25
Total current liabilities	19,858	14,955

Long-term debt, less current maturities	68,393	68,308
Non-current operating lease liabilities	1,621	1,515
Deferred income taxes	5,572	5,307
Other non-current liabilities	1,946	1,941

Commitments and contingencies
Redeemable noncontrolling interests	256	250

Equity:
Limited Partners:
Preferred Unitholders	3,356	3,356
Common Unitholders	31,927	30,930
General Partner	(1)	(2)
Accumulated other comprehensive income	49	82
Total partners’ capital	35,331	34,366
Noncontrolling interests	15,191	14,644
Total equity	50,522	49,010
Total liabilities and equity	$148,168	$141,286
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Refined product sales	$13,842	$5,175	$24,114	$10,138
Crude sales	10,303	5,024	17,297	10,473
NGL sales	5,739	4,500	10,867	10,142
Gathering, transportation and other fees	3,291	3,080	6,552	6,085
Natural gas sales	400	1,058	1,878	2,639
Other	759	405	1,397	785
Total revenues	34,334	19,242	62,105	40,262
COSTS AND EXPENSES:
Cost of products sold	26,936	13,946	48,085	29,517
Operating expenses	1,828	1,343	3,523	2,642
Depreciation, depletion and amortization	1,575	1,384	3,158	2,751
Selling, general and administrative	421	257	782	545
Impairment losses	—	3	—	7
Total costs and expenses	30,760	16,933	55,548	35,462
OPERATING INCOME	3,574	2,309	6,557	4,800
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(934)	(865)	(1,881)	(1,674)
Equity in earnings of unconsolidated affiliates	108	105	218	197
Losses on extinguishments of debt	—	(17)	(7)	(19)
Other, net	(24)	5	(52)	(6)
INCOME BEFORE INCOME TAX EXPENSE	2,724	1,537	4,835	3,298
Income tax expense	194	79	329	120
NET INCOME	2,530	1,458	4,506	3,178
Less: Net income attributable to noncontrolling interests	432	275	1,147	659
Less: Net income attributable to redeemable noncontrolling interests	10	20	17	33
NET INCOME ATTRIBUTABLE TO PARTNERS	2,088	1,163	3,342	2,486
Less: General Partner’s interest in net income	2	1	3	2
Less: Preferred Unitholders’ interest in net income	59	63	118	130
Less: Loss on redemption of preferred units	—	8	—	8
Common Unitholders’ interest in net income	$2,027	$1,091	$3,221	$2,346
NET INCOME PER COMMON UNIT:
Basic	$0.59	$0.32	$0.94	$0.68
Diluted	$0.59	$0.32	$0.93	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,530	$1,458	$4,506	$3,178
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	4	—	6	2
Actuarial loss related to pension and other postretirement benefit plans	—	(2)	—	(6)
Foreign currency translation adjustments	(28)	4	(40)	5
Change in other comprehensive income from unconsolidated affiliates	1	(1)	1	(3)
	(23)	1	(33)	(2)
Comprehensive income	2,507	1,459	4,473	3,176
Less: Comprehensive income attributable to noncontrolling interests	432	275	1,147	659
Less: Comprehensive income attributable to redeemable noncontrolling interests	10	20	17	33
Comprehensive income attributable to partners	$2,065	$1,164	$3,309	$2,484
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2025	$30,930	$3,356	$(2)	$82	$14,644	$49,010
Distributions to partners	(1,140)	(27)	(1)	—	—	(1,168)
Distributions to noncontrolling interests	—	—	—	—	(545)	(545)
Capital contributions from noncontrolling interests	—	—	—	—	1	1
USAC equity issued for acquisition	—	—	—	—	457	457
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Other, net	20	—	—	—	3	23
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,194	59	1	—	715	1,969
Balance, March 31, 2026	31,004	3,388	(2)	72	15,275	49,737
Distributions to partners	(1,149)	(91)	(1)	—	—	(1,241)
Distributions to noncontrolling interests	—	—	—	—	(523)	(523)
Other comprehensive loss, net of tax	—	—	—	(23)	—	(23)
Other, net	45	—	—	—	7	52
Net income, excluding amounts attributable to redeemable noncontrolling interests	2,027	59	2	—	432	2,520
Balance, June 30, 2026	$31,927	$3,356	$(1)	$49	$15,191	$50,522

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2024	$31,195	$3,852	$(2)	$73	$10,899	$46,017
Distributions to partners	(1,105)	(27)	(1)	—	—	(1,133)
Distributions to noncontrolling interests	—	—	—	—	(455)	(455)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Other, net	19	—	—	(6)	14	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,255	67	1	—	384	1,707
Balance, March 31, 2025	31,364	3,892	(2)	64	10,844	46,162
Distributions to partners	(1,113)	(107)	(1)	—	—	(1,221)
Distributions to noncontrolling interests	—	—	—	—	(479)	(479)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	1	—	1
Redemption of Series F Preferred Units	—	(500)	—	—	—	(500)
Conversion of USAC preferred to USAC common units	—	—	—	—	93	93
Other, net	10	8	—	—	19	37
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,099	63	1	—	275	1,438
Balance, June 30, 2025	$31,360	$3,356	$(2)	$65	$10,755	$45,534
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$4,506	$3,178
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,158	2,751
Deferred income tax expense	167	7
Inventory valuation adjustments	(426)	(21)
Non-cash compensation expense	88	70
Impairment losses	—	7
Other non-cash	40	23
Equity in earnings of unconsolidated affiliates	(218)	(197)
Losses on extinguishments of debt	7	19
Distributions from unconsolidated affiliates	125	165
Distributions on unvested awards	(26)	(26)
Net change in operating assets and liabilities, net of effects of acquisitions	228	(297)
Net cash provided by operating activities	7,649	5,679
INVESTING ACTIVITIES:
Cash paid for J-W Power Company acquisition, net of cash acquired	(445)	—
Cash paid for TanQuid acquisition, net of cash acquired	(194)	—
Cash paid for Delta acquisition, net of cash acquired	(75)	—
Cash paid for other acquisitions, net of cash acquired	(72)	(104)
Capital expenditures, excluding allowance for equity funds used during construction	(3,480)	(2,883)
Contributions in aid of construction costs	29	26
Contributions to unconsolidated affiliates	(30)	(4)
Distributions from unconsolidated affiliates in excess of cumulative earnings	79	56
Proceeds from sales of other assets	8	—
Other, net	46	10
Net cash used in investing activities	(4,134)	(2,899)
FINANCING ACTIVITIES:
Proceeds from borrowings	24,053	16,146
Repayments of debt	(24,284)	(15,126)
Redemption of Energy Transfer preferred units	—	(500)
Capital contributions from noncontrolling interests	1	5
Capital contributions from redeemable noncontrolling interests	6	—
Distributions to partners	(2,409)	(2,354)
Distributions to noncontrolling interests	(1,068)	(934)
Distributions to redeemable noncontrolling interests	(17)	(34)
Debt issuance costs	(49)	(53)
Net cash used in financing activities	(3,767)	(2,850)
Net change in cash and cash equivalents	(252)	(70)
Cash and cash equivalents, beginning of period	1,272	312
Cash and cash equivalents, end of period	$1,020	$242
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
The Partnership owns a controlling interest in Sunoco LP. As of June 30, 2026, our interest in Sunoco LP consisted of 100% of the general partner interests and incentive distribution rights, as well as 28.5 million common units. In addition, the Partnership controls SunocoCorp Management LLC, which controls SunocoCorp. SunocoCorp’s only cash-generating asset is its investment in all of Sunoco LP's Class D units; the Partnership does not have a beneficial interest in those Class D units.
The Partnership owns a controlling interest in USAC. As of June 30, 2026, our interest in USAC consisted of 100% of the general partner interests and 46.1 million common units of USAC.
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
2.ACQUISITIONS
Sunoco LP
TanQuid Acquisition
On January 16, 2026, Sunoco LP completed the acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under Sunoco LP’s credit facility.

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
Delta Acquisition
On April 1, 2026, Sunoco LP completed the acquisition of Delta Petroleum Group (BVI) Limited (“Delta”) for approximately $81 million, excluding cash and net working capital. The purchase price was allocated $36 million to property, plant and equipment, net, $15 million to intangible assets, and $24 million to goodwill. Delta owns and operates terminals and fuel distribution assets across five Caribbean markets. The transaction was funded using cash on hand and amounts available under Sunoco LP's credit facility.
Other Acquisitions
In the first and second quarters of 2026, Sunoco LP completed other acquisitions for total cash consideration of approximately $50 million and $22 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
On August 5, 2026, Sunoco LP entered into a definitive agreement to acquire a U.S.-based fuel distribution network in an all-cash transaction valued at approximately $600 million. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
USAC
J-W Power Company Acquisition
On January 12, 2026, USAC completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), a large privately-held provider of compression services in the United States. USAC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). USAC completed the acquisition for total consideration of approximately $912 million, subject to customary purchase price adjustments, consisting of (i) approximately $455 million in cash and (ii) approximately 18.2 million newly issued USAC common units, which had a fair value on the J-W Power Acquisition date of approximately $457 million, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of USAC.
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
(1)Intangible assets, net consisted of approximately $6.0 million of trade names with a remaining useful life of approximately 3 years.
(2)Goodwill recorded is primarily related to the recognition of deferred tax liabilities arising from acquisition date fair value adjustments with the remainder related to expected commercial and operational synergies, and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of June 30, 2026 or December 31, 2025.
We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in the reconciliation of net income to net cash flows provided by operating activities is comprised as follows:

	Six Months Ended June 30,
	2026	2025
Accounts receivable	$(5,492)	$332
Accounts receivable from related companies	(104)	(103)
Inventories	789	273
Other current assets	97	(40)
Other non-current assets, net	367	26
Accounts payable	4,278	(793)
Accounts payable to related companies	7	(3)
Accrued and other current liabilities	392	33
Other non-current liabilities	(141)	(10)
Derivative assets and liabilities, net	35	(12)
Net change in operating assets and liabilities, net of effects of acquisitions	$228	$(297)
Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2026	2025
Accrued capital expenditures	$1,154	$650
Lease assets obtained in exchange for new lease liabilities	162	40
Distribution reinvestment	25	21
USAC exercise and conversion of preferred units into common units	—	93
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions	—	18
USAC common units (noncontrolling interest) issued in connection with acquisitions	457	—
Common units issued in connection with acquisition	22	—
4.INVENTORIES
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Natural gas, NGLs and refined products	$3,164	$3,506
Crude oil	127	286
Spare parts and other	1,094	978
Total inventories	$4,385	$4,770
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method, except as described below.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the LIFO method, except for certain fuel inventories in the Caribbean as discussed below. As of June 30, 2026 and December 31, 2025, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $19 million and $472 million, respectively. For the three months ended June 30, 2026 and 2025, the Partnership’s cost of products sold included unfavorable LIFO inventory valuation adjustments of $18 million and $40 million, respectively, which decreased net income. For the six months ended June 30, 2026 and 2025, the Partnership’s cost of products sold included favorable LIFO inventory valuation adjustments of $426 million and $21 million, respectively, which increased net income.
During the three months ended March 31, 2026, Sunoco LP reduced its overall fuel inventories, resulting in a LIFO liquidation. Based on the assumed impact to cost of products sold if the liquidated inventories had been replaced, the effect of the LIFO liquidation was an increase of $102 million to pre-tax income, or $0.03 per common unit (excluding any income tax impact or any assumed changes to distributions) for the six months ended June 30, 2026, with no impact to the three months ended June 30, 2026. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs; consequently, these interim estimates are subject to changes during the remainder of the year that could impact the final year-end inventory levels or valuation.
Certain of Sunoco LP’s fuel inventories in the Caribbean are stated at the lower of cost or market using the first-in, first-out method, under which the cost of fuel sold consists of older acquisition costs, including transportation and storage costs. These FIFO method inventories totaled $145 million and $88 million as of June 30, 2026 and December 31, 2025, respectively.
5.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2026
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$1	$—	$1
Total commodity derivatives	826	753	73
Other non-current assets	215	215	—
Total assets	$1,042	$968	$74
Liabilities:
Total commodity derivatives	(760)	(692)	(68)
Total liabilities	$(760)	$(692)	$(68)

		Fair Value Measurements at December 31, 2025
	Fair Value Total	Level 1	Level 2
Assets:
Total commodity derivatives	$618	$531	$87
Other non-current assets	209	209	—
Total assets	$827	$740	$87
Liabilities:
Total commodity derivatives	$(454)	$(404)	$(50)
Total liabilities	$(454)	$(404)	$(50)

The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2026 were $68.27 billion and $68.41 billion, respectively. As of December 31, 2025, the aggregate fair value and carrying amount of our consolidated debt obligations were $68.55 billion and $68.33 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.
6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,530	$1,458	$4,506	$3,178
Less: Net income attributable to noncontrolling interests	432	275	1,147	659
Less: Net income attributable to redeemable noncontrolling interests	10	20	17	33
Net income, net of noncontrolling interests	2,088	1,163	3,342	2,486
Less: General Partner’s interest in net income	2	1	3	2
Less: Preferred Unitholders’ interest in net income	59	63	118	130
Less: Loss on redemption of preferred units	—	8	—	8
Common Unitholders’ interest in net income	$2,027	$1,091	$3,221	$2,346
Basic Income per Common Unit:
Weighted average common units	3,442.2	3,432.2	3,441.4	3,431.8
Basic income per common unit	$0.59	$0.32	$0.94	$0.68
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$2,027	$1,091	$3,221	$2,346
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—	1	—
Diluted income attributable to Common Unitholders	$2,027	$1,091	$3,220	$2,346
Weighted average common units	3,442.2	3,432.2	3,441.4	3,431.8
Dilutive effect of unvested restricted unit awards (1)	20.9	21.3	21.1	22.3
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,463.1	3,453.5	3,462.5	3,454.1
Diluted income per common unit	$0.59	$0.32	$0.93	$0.68
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
In July 2026, the Partnership issued $650 million aggregate principal amount of its Series 2026A Junior Subordinated Notes due 2057 (the “Series 2026A notes”) and $1.10 billion aggregate principal amount of its Series 2026B Junior Subordinated Notes due 2057 (the “Series 2026B notes”). Initially, the Series 2026A notes will bear interest at an annual rate of 6.550% and the Series 2026B notes will bear interest at an annual rate of 6.700%. The Partnership intends to use the net proceeds to redeem the Series H Preferred Units, to repay borrowings under its Five-Year Credit Facility and for general partnership purposes.
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
In June 2026, Sunoco LP redeemed all of its outstanding 3.875% CAD senior notes due 2026.
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
As of June 30, 2026, the Five-Year Credit Facility had $1.21 billion of outstanding borrowings, $1.12 billion of which consisted of commercial paper. The amount available for future borrowings was $3.76 billion, after accounting for outstanding letters of credit in the amount of $24 million. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 4.00%.
Sunoco LP Credit Facility
As of June 30, 2026, Sunoco LP’s credit facility, which matures in June 2030, had no outstanding borrowings and $183 million in standby letters of credit. The unused availability on Sunoco LP’s revolving credit facility as of June 30, 2026 was $2.32 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 5.46%.
Sunoco LP Receivables Financing Agreement
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2026, this facility had no outstanding borrowings.
USAC Credit Facility
As of June 30, 2026, USAC’s credit facility, which matures in August 2030, had $1.21 billion of outstanding borrowings and $2 million outstanding letters of credit. As of June 30, 2026, USAC’s credit facility had $537 million of remaining unused availability. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 5.59%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2026. For the quarter ended June 30, 2026, the Partnership’s leverage ratio, as calculated pursuant to the covenant related to its Five-Year Credit Facility, was 3.01x.

8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets.
Redeemable noncontrolling interests consisted of the following:

	June 30, 2026	December 31, 2025
Crestwood Niobrara LLC preferred units	$225	$225
Other (1)	31	25
Total redeemable noncontrolling interests	$256	$250
(1)Relates to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the six months ended June 30, 2026 were as follows:

Number of Units
Number of common units at December 31, 2025	3,440.0
Common units issued under the distribution reinvestment plan	1.3
Common units issued for acquisition	1.1
Common units vested under equity incentive plans and other	0.9
Number of common units at June 30, 2026	3,443.3
Energy Transfer Repurchase Program
During the six months ended June 30, 2026, Energy Transfer did not repurchase any of its common units under its current buyback program. As of June 30, 2026, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the six months ended June 30, 2026, distributions of $25 million were reinvested under the distribution reinvestment program. As of June 30, 2026, a total of 35.1 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2025 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2025	February 6, 2026	February 19, 2026	$0.3350
March 31, 2026	May 8, 2026	May 20, 2026	0.3375
June 30, 2026	August 7, 2026	August 19, 2026	0.3400
Energy Transfer Preferred Units
As of June 30, 2026 and December 31, 2025, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 1,484,780 Series G Preferred Units, 900,000 Series H Preferred Units and 41,464,179 Series I Preferred Units. Series H Preferred Units will be redeemed on August 17, 2026.

The following tables summarize changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series B	Series G	Series H	Series I	Total
Balance, December 31, 2025	$556	$1,488	$893	$419	$3,356
Distributions to partners	(18)	—	—	(9)	(27)
Net income	9	26	15	9	59
Balance, March 31, 2026	$547	$1,514	$908	$419	$3,388
Distributions to partners	—	(53)	(29)	(9)	(91)
Net income	9	27	14	9	59
Balance, June 30, 2026	$556	$1,488	$893	$419	$3,356

	Preferred Unitholders
	Series B	Series F (1)	Series G	Series H	Series I	Total
Balance, December 31, 2024	$556	$496	$1,488	$893	$419	$3,852
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	8	26	15	9	67
Balance, March 31, 2025	$547	$504	$1,514	$908	$419	$3,892
Distributions to partners	—	(16)	(53)	(29)	(9)	(107)
Redemption of preferred units	—	(500)	—	—	—	(500)
Other, net	—	8	—	—	—	8
Net income	9	4	27	14	9	63
Balance, June 30, 2025	$556	$—	$1,488	$893	$419	$3,356
(1)The Partnership’s Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units were redeemed in May 2025.
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (2)	Series G (2)	Series H (2)	Series I (1)
December 31, 2025	February 1, 2026	February 15, 2026	$33.125	$—	$—	$0.2111
March 31, 2026	May 1, 2026	May 15, 2026	—	35.630	32.500	0.2111
June 30, 2026	August 3, 2026	August 17, 2026	33.125	—	16.611	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution on Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended March 31, 2026, the cash distribution on Series I Preferred Units was paid on May 15, 2026 to unitholders of record as of the close of business on May 4, 2026. For the period ended June 30, 2026, the cash distribution on Series I Preferred Units will be paid on August 14, 2026 to unitholders of record as of the close of business on August 4, 2026.
(2)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028. The final distributions on Series H Preferred Units will be paid in conjunction with the Series H Preferred Unit redemption on August 17, 2026.
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

SunocoCorp Cash Distributions
Distributions on SunocoCorp’s common units declared and/or paid by SunocoCorp subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
Distributions on Sunoco LP’s Series A Preferred Units, which are paid semi-annually, were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.3800
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 6, 2026	$0.525
March 31, 2026	May 8, 2026	0.525
June 30, 2026	August 7, 2026	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2026	December 31, 2025
Available-for-sale securities	$36	$30
Foreign currency translation adjustment	(52)	(12)
Actuarial gains related to pensions and other postretirement benefits	54	54
Investments in unconsolidated affiliates, net	11	10
Total AOCI included in partners’ capital, net of tax	$49	$82
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

On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas (“USDC”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the USDC case. On May 24, 2022, the USDC ordered a stay of the FERC’s enforcement case and the USDC case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the USDC had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the USDC for further proceedings.
On September 13, 2023 the USDC ordered that the USDC case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the USDC order to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and USDC proceedings were previously stayed pending resolution of the case pending before the United States Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and USDC proceedings remain stayed at this time. The USDC set a scheduling conference for December 16, 2025. The parties have filed several motions to continue the status conference. On July 22, 2026, the USDC held this matter in abeyance, pending the outcome of settlement discussions between the parties. Notwithstanding the foregoing, Energy Transfer and Rover intend to vigorously defend this claim.
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
Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, FERC filed its brief on February 9, 2026, intervenors filed their brief on February 23, 2026, and Panhandle filed its reply brief on March 16, 2026. Oral argument is scheduled for September 24, 2026.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ROW expense	$17	$19	$32	$35
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

As of June 30, 2026 and December 31, 2025, accruals of approximately $133 million and $324 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $74 million.
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
In addition to the contingent loss amounts disclosed above, we are also party to litigation where contingent gains exist. We and our subsidiaries have recently received favorable verdicts in multiple matters, including against Greenpeace International, et al. and CPS Energy, which total approximately $786 million in the aggregate, including any portions allocable to noncontrolling interests. These contingent gains have not been recorded as of June 30, 2026, because the judgment has not yet been received and/or the matter is still appealable.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia (the “D.C. District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the D.C. District Court remanded the case back to the USACE for preparation of an Environmental Impact Statement (“EIS”). On July 6, 2020, the D.C. District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the D.C. Circuit (1) granted a stay of the portion of the D.C. District Court order that required Dakota Access to shut the pipeline down and empty it of oil, (2) denied a motion to stay the March 25 order pending a decision on the merits by the D.C. Circuit as to whether the USACE would be required to prepare an EIS and (3) denied a motion to stay the D.C. District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the D.C. Circuit expected the USACE to clarify its position with respect to whether the USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the D.C. District Court may consider additional relief, if necessary.
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
On January 26, 2021, the D.C. Circuit affirmed the D.C. District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the D.C. Circuit also overturned the D.C. District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil. Dakota Access filed for rehearing en banc on April 12, 2021, which the D.C. Circuit denied. On September 20, 2021, Dakota Access filed a petition with the United States Supreme Court to hear the case. Oppositions were filed by the Solicitor General on December 17, 2021 and the

Tribes on December 16, 2021. Dakota Access filed its reply on January 4, 2022. On February 22, 2022, the United States Supreme Court declined to hear the case.
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
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. In December 2025, the USACE issued a Final EIS concluding that the USACE’s preferred alternative is that the USACE reissue its easement to DAPL subject to additional easement conditions. The USACE published the Notice of Availability of the Record of Decision in the federal register on June 5, 2026. The easement has not yet issued, but is expected to issue in the third or fourth quarter of 2026. The pipeline continues to operate. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Standing Rock Sioux Tribe in Federal Court in District of Columbia
In late 2024, the SRST sued the USACE arguing that the USACE’s alleged failure to stop Dakota Access from operating violates numerous laws, including the Mineral Leasing Act, the Government Acquisition and Streamlining Act, the National Environmental Policy Act, the Clean Water Act, the National Historic Preservation Act, and the Administrative Procedure Act, as well as the 1868 Fort Laramie Treaty. The SRST requests a permanent injunction or writ of mandamus that would compel the USACE to shut Dakota Access down pending the completion of the USACE’s EIS and decision on whether to grant Dakota Access an easement under the Mineral Leasing Act.
On October 15, 2024, the SRST filed the above referenced complaint. A summons to the USACE was issued on October 17, 2024. Dakota Access, the state of North Dakota and numerous other states intervened in the lawsuit in support of the USACE.
On January 17, 2025, the USACE, Dakota Access and state intervenors (including North Dakota and thirteen other states) each filed a motion to dismiss all of the claims in the new SRST litigation. Also, on January 17, 2025, the SRST filed a motion for partial summary judgment on certain of their claims. On March 28, 2025, the D.C. District Court granted the motions to dismiss. On May 27, 2025, the SRST appealed the dismissal to the D.C. Circuit. On June 23, 2026, the D.C. Circuit dismissed this appeal at the request of the SRST. Dakota Access intends to vigorously defend against this claim.
Williams Antitrust Litigation
On June 28, 2024, Louisiana Energy Gateway LLC, The Williams Companies, Inc., and Williams Fields Services Group, LLC (collectively, “Williams”) filed a Petition for Damages against Energy Transfer and Gulf Run Transmission, LLC (“Gulf Run”) in the 42nd Judicial District Court, Parish of DeSoto, State of Louisiana (“42nd District Court”), alleging that Energy Transfer and/or Gulf Run have monopolized, conspired to monopolize, and/or attempted to monopolize the relevant product and geographic market for the movement of natural gas from the Haynesville Shale in northwestern Louisiana south to natural gas facilities in the Louisiana Gulf Coast (the “Relevant Market”), engaged in acquisitions that have directly enabled and incentivized to substantially lessen competition, and engaged in unfair methods of competition and unfair trade practices.
On September 16, 2024, Energy Transfer and Gulf Run removed the case to the U.S. District Court for the Western District of Louisiana (“Federal Court”). On October 4, 2024, Williams filed a Motion to Remand with the Federal Court, seeking to remand the case back to the 42nd District Court. On October 21, 2024, Energy Transfer and Gulf Run filed a consent to remand based on a subsequent change in circumstances. After the case was remanded, on November 18, 2024, Energy Transfer and Gulf Run filed a Peremptory Exception of No Cause, asserting that Williams failed to state a cause of action. The Peremptory Exception was heard on February 10, 2025 and denied. The 42nd District Court has set the case for trial on June 21, 2027.
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
As of June 30, 2026, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P., as defendants. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
Unitholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current officers and members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); Barry King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et al., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliot v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and Charles King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The Barry King action that was filed in the U.S. District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the U.S. District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed. On July 13, 2026, the plaintiffs in the Bettiol action voluntarily dismissed that action without prejudice.
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
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma (the “Eastern District Court”) against Sunoco, Inc. (R&M), (now known as Energy Transfer R&M) and Energy Transfer Marketing & Terminals L.P. (collectively, “ETMT”) that alleged ETMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Eastern District Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012, and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
At a status hearing on September 28, 2023, Class Counsel indicated that it would seek additional interest up until the date that the final judgment is entered. The Eastern District Court asked for briefing on the issue of additional interest and held a hearing on October 17, 2023 to address this issue further and enter a ruling as to whether additional interest should be added to the judgment total. During the hearing, the Eastern District Court ruled that additional interest should be awarded at the 12% statutory rate from the date of the prior improper judgment up until October 17, 2023. However, the Judge tolled the running of interest for the time period during which the Plan Administrator was in possession of ETMT’s funds (between November 2, 2022 and October 10, 2023). Based on this ruling, the Class calculated that approximately $23 million in additional interest should be added to the final judgment. On October 19, 2023, the Eastern District Court entered the new final judgment with a corrected Plan of Allocation. Both parties agree that this newly entered judgment fixes the finality concerns and will allow an appeal to the 10th Circuit on the merits. With the inclusion of additional interest, the total amount awarded to the Class is approximately $104 million in actual damages and $75 million in punitive damages. ETMT appealed the entirety of the judgment to the 10th Circuit. Oral argument took place on November 20, 2024. On November 17, 2025, the 10th Circuit issued its opinion, reversing the issue of punitive damages and affirming the remainder of the Eastern District Court’s findings and rulings. Specifically, the 10th Circuit affirmed the Eastern District Court’s orders granting class certification and denying post-trial class decertification, along with the orders determining the actual damages awarded to the Class, including pre-judgment interest. The 10th Circuit, however, vacated the $75 million punitive damages award and remanded to the Eastern District Court to amend the judgment consistent with this opinion.
On February 23, 2026, the Eastern District Court judge entered an amended Rule 58 Judgment Order (the “Amended Judgment”), which removed punitive damages from the judgment. The Amended Judgment awarded plaintiffs $104 million in actual damages. Post-judgment interest will also accrue from the date of the prior October 19, 2023 judgment. The parties have also stipulated that attorneys’ fees for class counsel would total $5 million if the judgment is ultimately affirmed on appeal.
ETMT appealed the February 23, 2026 final judgment to the 10th Circuit, seeking summary affirmance. The 10th Circuit granted summary affirmance on March 30, 2026. On June 26, 2026, ETMT filed its Petition for Writ of Certiorari to the United States Supreme Court, which is still pending at this time.
On February 25, 2026, the Class filed a Motion to Show Cause and Enforce Security Providers’ Liability Pursuant to Rule 65.1, asking for an order directing payment of the entire amount of the judgment into the fund established by the Judgment Administrator. The Class argued that the supersedeas bond and parent guaranty expired on their terms and that the full amount of the judgment was due, despite the fact that ETMT timely appealed the Amended Judgment. On May 4, 2026, the Court granted the Class’s Motion to Show Cause and directed the security providers to tender the judgment to the Class. As a result, ETMT paid the entirety of the judgment in the amount of $124 million without prejudice to the rights of ETMT to petition to the United States Supreme Court or any of its rights in the event the judgment is reversed or vacated. ETMT’s position is that no distributions should be made from the fund until the Supreme Court rules on the petition.
ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, 2022, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which Respondents have completed as of January 17, 2024. On January 6, 2026, the Hearing Officer issued a memo requesting substantive briefing on the merits of the matter. The MA AG filed its initial brief on April 23, 2026. On May 22, 2026, the Hearing Officer granted an assented motion to extend the briefing schedule setting June 5, 2026 as the deadline for the Respondents’ initial brief and concluding all briefing by July 30, 2026. On May 22, 2026, the Hearing Officer granted an assented motion to extend the briefing schedule setting June 22, 2026 as the deadline for the Respondents’ initial brief and concluding all briefing by July 31, 2026.

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
Shortly after the original class action complaint was filed, SPLP, Energy Transfer, and Energy Transfer R&M removed the class action to the U.S. District Court for the Eastern District of Pennsylvania (the “E.D. Pa.”) on April 24, 2025. On June 13, 2025, the E.D. Pa. granted Plaintiffs’ motion to remand the case to the Court of Common Pleas of Philadelphia County. Defendants have appealed the remand decision. Following the filing of the second amended class action complaint, the newly-added defendants (including Energy Transfer Marketing & Terminals L.P.) removed the class action to E.D. Pa. on February 20, 2026. Plaintiffs moved to remand on March 23, 2026, which Defendants opposed on April 13, 2026. The class action is stayed pending the resolution of the appeal of the remand decision.
SPLP, Energy Transfer, Energy Transfer R&M and Energy Transfer Marketing & Terminals intend to vigorously defend these claims.
State of Oklahoma Attorney General – Winter Storm Uri
On April 10, 2024, the State of Oklahoma, through Attorney General Gentner Drummond (“Plaintiff”), filed a petition on behalf of Grand River Dam Authority against defendants ET Gathering & Processing, LLC, successor by merger to Enable Midstream Partners, LP, Enable Oklahoma Intrastate Transmission, LLC, Enable Gas Transmission, LLC and Enable Energy Resources, LLC arising out of Winter Storm Uri in February 2021. Specifically, plaintiff alleges that defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for breach of contract, unjust enrichment, fraud, bad faith, conspiracy and negligence. Plaintiff’s petition seeks actual damages, punitive damages, treble damages and attorneys’ fees and costs. However, the actual amount sought was not specified.
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
On April 29, 2026, the Enable defendants filed a Motion to Dismiss the amended petition filed in the consolidated action based on failure to plead a claim as a matter of law and based on statute of limitations grounds. On May 26, 2026, the Court denied the Motion to Dismiss. The claims against Enable will now move at the pace of the slower docket control order in the other cases. Defendants cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
In a separate matter filed on January 9, 2025, the Plaintiff filed a petition against ETC Marketing Ltd. and ETC Marketing Inc. (collectively, “ETCM”) and other natural gas marketers in Case No. CJ-25-06 in the District Court of Osage County, Oklahoma, arising out of Winter Storm Uri in February 2021. The Oklahoma Attorney General brought this action on behalf of its state agencies, political subdivisions and the people of the State of Oklahoma. Specifically, Plaintiff alleges that the defendants violated the Oklahoma Antitrust Reform Act (79 O.S. §201, et. seq.) by acting individually and in concert with each other to unreasonably restrain trade in the natural gas market in Oklahoma during the storm. Plaintiff also alleges causes of action for unjust enrichment and violation of the Oklahoma Consumer Protection Act. Plaintiff’s petition seeks damages in excess of $75,000, including actual damages, punitive damages, treble damages, and attorneys’ fees and costs. However, the actual amount sought was not specified.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2026, the Partnership had been named as a PRP at approximately 29 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	June 30, 2026	December 31, 2025
Current	$84	$62
Non-current	438	354
Total environmental liabilities	$522	$416
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
During the three and six months ended June 30, 2026, the Partnership recorded $7 million and $13 million, respectively, of expenditures related to environmental cleanup programs. During the three and six months ended June 30, 2025, the Partnership recorded $5 million and $7 million, respectively, of expenditures related to environmental cleanup programs.
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
The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2025	$745
Additions	358
Revenue recognized	(366)
Balance, June 30, 2026	$737

Balance, December 31, 2024	$759
Additions	531
Revenue recognized	(669)
Balance, June 30, 2025	$621
The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	June 30, 2026	December 31, 2025
Contract assets	$607	$480
Accounts receivable from contracts with customers	2,612	1,686
Contract liabilities	136	125
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component, are considered a single performance obligation. For these types of contracts, only the fixed components of the contracts are included in the following table.
As of June 30, 2026, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $34.33 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2026
	(remainder)	2027	2028	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2026	$4,318	$7,020	$5,600	$17,395	$34,333
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
The following table details our outstanding commodity-related derivatives:

	June 30, 2026		December 31, 2025
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu)	(129,145)	2026-2028	(233,645)	2026-2028
Power (Megawatt)	(2,115,904)	2026-2033	(461,896)	2026-2029
Crude, NGL and refined products (MBbls)	(23,166)	2026-2029	(59,247)	2026-2029
Other	various	2026	various	2026-2042
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(56,635)	2026	(100,346)	2026
Interest Rate Risk
We are exposed to market risk for changes in interest rates. To maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We also manage our interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. We also utilize interest rate swaps to lock in the rate on a portion of our anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		June 30, 2026
Sunoco LP:
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$126
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with Sunoco LP’s TanQuid acquisition in 2026, with a notional amount of €111 million ($126 million).
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$12	$31	$(6)	$(2)
	12	31	(6)	(2)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	740	485	(684)	(392)
Commodity derivatives	74	102	(70)	(60)
Interest rate derivatives	1	—	—	—
	815	587	(754)	(452)
Total derivatives	$827	$618	$(760)	$(454)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives without offsetting agreements	Derivative assets (liabilities)	$1	$—	$—	$—
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	74	102	(70)	(60)
Broker cleared derivative contracts	Other current assets (liabilities)	752	516	(690)	(394)
Total gross derivatives		827	618	(760)	(454)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(61)	(50)	61	50
Counterparty netting	Other current assets (liabilities)	(648)	(384)	648	384
Total net derivatives		$118	$184	$(51)	$(20)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized on Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$241	$116	$(151)	$104
Interest rate derivatives	Other, net	2	—	2	—
Total		$243	$116	$(149)	$104
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
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL and refined products transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our crude oil transportation and services segment are primarily reflected in crude sales. Revenues from our investment in Sunoco LP segment are primarily reflected in refined product sales and in gathering, transportation and other fees. Revenues from our investment in USAC segment are primarily reflected in gathering, transportation and other fees. Revenues from our all other segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our all other segment are primarily reflected in natural gas sales.
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$531	$819	$1,523	$1,966
Intersegment revenues	65	112	229	259
	596	931	1,752	2,225
Interstate transportation and storage:
Revenues from external customers	599	584	1,226	1,197
Intersegment revenues	10	6	17	14
	609	590	1,243	1,211
Midstream:
Revenues from external customers	842	857	1,751	1,741
Intersegment revenues	1,979	2,278	4,114	5,050
	2,821	3,135	5,865	6,791
NGL and refined products transportation and services:
Revenues from external customers	6,405	5,029	12,109	11,063
Intersegment revenues	1,314	912	2,283	1,787
	7,719	5,941	14,392	12,850
Crude oil transportation and services:
Revenues from external customers	11,045	5,748	18,796	11,953
Intersegment revenues	6	—	13	3
	11,051	5,748	18,809	11,956
Investment in Sunoco LP:
Revenues from external customers	14,241	5,386	24,930	10,563
Intersegment revenues	18	4	19	6
	14,259	5,390	24,949	10,569
Investment in USAC:
Revenues from external customers	310	234	626	464
Intersegment revenues	32	16	47	31
	342	250	673	495
All other:
Revenues from external customers	361	585	1,144	1,315
Intersegment revenues	204	351	475	616
	565	936	1,619	1,931
Eliminations	(3,628)	(3,679)	(7,197)	(7,766)
Total	$34,334	$19,242	$62,105	$40,262

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of products sold:
Intrastate transportation and storage	$132	$561	$842	$1,525
Interstate transportation and storage	4	3	7	5
Midstream	1,392	1,911	3,066	4,171
NGL and refined products transportation and services	5,927	4,635	11,411	10,276
Crude oil transportation and services	9,766	4,725	16,558	9,939
Investment in Sunoco LP	12,795	4,821	21,796	9,347
Investment in USAC	33	40	62	78
All other	502	909	1,496	1,904
Eliminations	(3,615)	(3,659)	(7,153)	(7,728)
Total	$26,936	$13,946	$48,085	$29,517

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$75	$61	$140	$118
Interstate transportation and storage	230	221	445	410
Midstream	513	416	959	837
NGL and refined products transportation and services	284	230	582	477
Crude oil transportation and services	231	237	454	450
Investment in Sunoco LP	434	162	815	320
Investment in USAC	91	47	180	90
All other	6	—	13	1
Eliminations	(55)	(48)	(104)	(93)
Total	$1,809	$1,326	$3,484	$2,610

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization:
Intrastate transportation and storage	$51	$51	$103	$102
Interstate transportation and storage	144	141	289	283
Midstream	470	459	939	907
NGL and refined products transportation and services	255	248	515	496
Crude oil transportation and services	268	244	536	481
Investment in Sunoco LP	282	154	568	310
Investment in USAC	89	71	176	141
All other	16	16	32	31
Total	$1,575	$1,384	$3,158	$2,751

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$15	$10	$28	$24
Interstate transportation and storage	34	26	64	63
Midstream	52	47	106	103
NGL and refined products transportation and services	48	41	96	89
Crude oil transportation and services	45	38	46	82
Investment in Sunoco LP	155	47	306	83
Investment in USAC	27	14	60	28
All other	13	13	17	26
Total	$389	$236	$723	$498

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity in earnings of unconsolidated affiliates (1) :
Intrastate transportation and storage	$7	$3	$10	$8
Interstate transportation and storage	71	72	146	135
Midstream	3	3	5	6
NGL and refined products transportation and services	18	20	37	37
Crude oil transportation and services	6	5	12	9
All other	3	2	8	2
Total	$108	$105	$218	$197
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense) (1) :
Intrastate transportation and storage	$3	$(15)	$72	$70
Interstate transportation and storage	140	130	273	249
Midstream	20	7	37	13
NGL and refined products transportation and services	(152)	(2)	168	3
Crude oil transportation and services	(175)	(16)	(48)	(11)
Investment in Sunoco LP	107	94	(192)	93
Investment in USAC	3	—	11	—
All other	(19)	(13)	(13)	13
Eliminations	(61)	(53)	(118)	(103)
Total	$(134)	$132	$190	$327
(1)Other income and expense include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates, unrealized gains and losses on commodity risk management activities and other items. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$326	$273	$912	$499
Interstate transportation and storage	200	79	453	125
Midstream	391	384	785	733
NGL and refined products transportation and services	292	385	609	748
Crude oil transportation and services	129	50	214	157
Investment in Sunoco LP	202	160	401	261
Investment in USAC	64	30	99	63
All other	66	125	132	154
Total	$1,670	$1,486	$3,605	$2,740
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	June 30, 2026	December 31, 2025
Investments in unconsolidated affiliates (1):
Intrastate transportation and storage	$156	$151
Interstate transportation and storage	2,385	2,353
Midstream	131	130
NGL and refined products transportation and services	374	362
Crude oil transportation and services	187	190
Investment in Sunoco LP	341	342
All other	63	61
Total	$3,637	$3,589
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA:
Intrastate transportation and storage	$377	$284	$814	$628
Interstate transportation and storage	481	470	1,000	982
Midstream	884	768	1,771	1,693
NGL and refined products transportation and services	1,308	1,033	2,471	2,011
Crude oil transportation and services	834	732	1,703	1,474
Investment in Sunoco LP	982	454	1,840	912
Investment in USAC	194	149	382	299
All other	6	(24)	22	(35)
Adjusted EBITDA (consolidated)	$5,066	$3,866	$10,003	$7,964

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of net income to Adjusted EBITDA:
Net income	$2,530	$1,458	$4,506	$3,178
Depreciation, depletion and amortization	1,575	1,384	3,158	2,751
Interest expense, net of interest capitalized	934	865	1,881	1,674
Income tax expense	194	79	329	120
Impairment losses	—	3	—	7
Non-cash compensation expense	46	33	88	70
Unrealized (losses) gains on commodity risk management activities	(396)	(100)	140	(31)
Inventory valuation adjustments (Sunoco LP)	18	40	(426)	(21)
Losses on extinguishments of debt	—	17	7	19
Adjusted EBITDA related to unconsolidated affiliates	196	182	392	349
Equity in earnings of unconsolidated affiliates	(108)	(105)	(218)	(197)
Other, net	77	10	146	45
Adjusted EBITDA (consolidated)	$5,066	$3,866	$10,003	$7,964

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
RECENT DEVELOPMENTS
Acquisitions
TanQuid Acquisition by Sunoco LP
On January 16, 2026, Sunoco LP completed the acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under Sunoco LP’s credit facility.
Delta Acquisition by Sunoco LP
On April 1, 2026, Sunoco LP completed the acquisition of Delta Petroleum Group (BVI) Limited (“Delta”) for approximately $81 million, excluding cash and net working capital. Delta owns and operates terminals and fuel distribution assets across five Caribbean markets. The transaction was funded using cash on hand and amounts available under Sunoco LP's credit facility.
Other Sunoco LP Acquisitions
In the first and second quarters of 2026, Sunoco LP completed other acquisitions for total cash consideration of approximately $50 million and $22 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
On August 5, 2026, Sunoco LP entered into a definitive agreement to acquire a U.S.-based fuel distribution network in an all-cash transaction valued at approximately $600 million. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
J-W Power Company Acquisition by USAC
On January 12, 2026, USAC completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), a large privately-held provider of compression services in the United States. USAC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). USAC completed the acquisition for total consideration of approximately $912 million, subject to customary purchase price adjustments, consisting of (i) approximately $455 million in cash and (ii) approximately 18.2 million newly issued USAC common units, which had a fair value on the J-W Power Acquisition date of approximately $457 million, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of USAC.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to USAC’s fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
Quarterly Cash Distribution
In July 2026, Energy Transfer announced a quarterly distribution of $0.3400 per unit ($1.36 annualized) on Energy Transfer common units for the quarter ended June 30, 2026.

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
Even without application of the FERC’s ratemaking-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including return on equity and tax-related components, but also other pipeline costs that will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as Tiger Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as Florida Gas Transmission Pipeline, Transwestern and Panhandle, have a mix of tariff rate, discount rate and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of our cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28,

2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, FERC filed its brief on February 9, 2026, intervenors filed their brief on February 23, 2026, and Panhandle filed its reply brief on March 16, 2026. Oral argument is scheduled for September 24, 2026.
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
In December 2020, FERC issued an order setting the indexed rate at the Producer Price Index for Finished Goods (PPI-FG) plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20, 2022 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20, 2022 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20, 2022 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17, 2020 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then- effective index by one percent.
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
Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking on the 2026 Five-Year Oil Pipeline Index (“2026 Index NOPR”), proposing to use the Producer Price Index for Finished Goods (PPI-FG) minus 1.42% as the index level beginning July 1, 2026 to June 30, 2031. The NOPR proceeded through the standard notice-and-comment process, with comments submitted in late 2025 and early 2026.
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
On April 24, 2026, the FERC issued an order setting the indexed rate at PPI-FG minus 0.55% during the five-year period commencing July 1, 2026 through June 30, 2031 (“Index Order”). Following issuance of the final rule on April 24, 2026, shippers and other parties filed petitions for review with the D.C. Circuit challenging the Index Order. Those petitions are pending.
Separately, on December 15, 2022, the FERC had issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addressed whether a contract for committed transportation service complies with the ICA where the only shipper to obtain the committed service is an affiliate of the regulated entity. The proposed policy statement would have created a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and required a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. On February 19, 2026, the FERC withdrew the proposed policy statement on the basis that the record contained insufficient evidence of discriminatory open season terms and conditions to merit an industry-wide policy statement. FERC noted, however, that it would continue to address issues related to affiliated-only committed service in individual proceedings.
On May 21, 2026, the FERC issued a notice of proposed rulemaking to revise its blanket certificate regulations to expand the scope and scale of projects that interstate natural gas pipelines may construct without a case-specific authorization order and to increase the cost limits for such projects, among other changes.
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
Operators and industry groups have challenged the Plan in the D.C. Circuit, as well as the legal predicates to the individual upwind states’ inclusion in the Plan in the regional circuits. The effectiveness of the rule is currently stayed in the nine states within the Partnership’s footprint, by nature of judicial stays of the legal predicate to the Plan, by judicial stay of the Plan itself by the United States Supreme Court, or by the administrative stay issued by the EPA in October 2024. On June 18, 2025, the United States Supreme Court ruled that the regional circuits are the appropriate venue for the proceedings. On July 30, 2025, the Court of Appeals for the Tenth Circuit placed the case in abeyance pending the EPA’s reconsideration of its disapproval of upwind states’ state implementation plans addressing their Plan obligations. Proceedings challenging the Plan in the D.C.

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
Additionally, on April 4, 2026, the EPA published a final rule finalizing revisions to certain aspects of Subparts OOOOb/OOOOc under the Clean Air Act that provide greater flexibility in venting and flaring from oil and gas operations. The EPA continues to develop proposals to revise other aspects of Subparts OOOOb/OOOOc.
The Partnership currently estimates that the existing final rule regarding the Plan would require retrofitting or replacement of approximately 192 engines in its interstate and intrastate natural gas transportation and storage operations. The Partnership is involved in challenging application of the Plan in the nine states impacted within its footprint. Compliance with the Plan (if implementation is not stayed or otherwise delayed) will still require substantial capital expenditures which could adversely affect our business in future periods. However, at this time, we are still assessing the potential costs of this rule and, given uncertainties resulting from the multiple legal challenges filed against the Plan in various states, in the D.C. Circuit and the United States Supreme Court, we cannot predict with any certainty what the final costs of compliance for the Plan for the Partnership ultimately may be.
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brings the Partnership into scope for Pillar Two global minimum tax. Several jurisdictions in which we now operate have enacted legislation implementing the Organization for Economic Co-operation and Development ("OECD") Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco LP estimates its Pillar Two global minimum tax expense to be immaterial in 2026 and has not accrued any current tax expense related to Pillar Two during the six months ended June 30, 2026.
On January 5, 2026, the OECD released new guidance that provides relief for U.S. parented multinationals and establishes a side-by-side framework for the U.S. tax system to coexist with Pillar Two global minimum tax. Effective for fiscal years beginning on or after January 1, 2026, U.S. parented multinationals would be exempt from the main charging provisions of Pillar Two. Sunoco LP will continue to estimate and potentially accrue Pillar Two global minimum tax until the relevant jurisdictions in which Sunoco LP operates enact the side-by-side framework into law.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$377	$284	$93	$814	$628	$186
Interstate transportation and storage	481	470	11	1,000	982	18
Midstream	884	768	116	1,771	1,693	78
NGL and refined products transportation and services	1,308	1,033	275	2,471	2,011	460
Crude oil transportation and services	834	732	102	1,703	1,474	229
Investment in Sunoco LP	982	454	528	1,840	912	928
Investment in USAC	194	149	45	382	299	83
All other	6	(24)	30	22	(35)	57
Adjusted EBITDA (consolidated)	$5,066	$3,866	$1,200	$10,003	$7,964	$2,039

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$2,530	$1,458	$1,072	$4,506	$3,178	$1,328
Depreciation, depletion and amortization	1,575	1,384	191	3,158	2,751	407
Interest expense, net of interest capitalized	934	865	69	1,881	1,674	207
Income tax expense	194	79	115	329	120	209
Impairment losses	—	3	(3)	—	7	(7)
Non-cash compensation expense	46	33	13	88	70	18
Unrealized (gains) losses on commodity risk management activities	(396)	(100)	(296)	140	(31)	171
Inventory valuation adjustments (Sunoco LP)	18	40	(22)	(426)	(21)	(405)
Losses on extinguishments of debt	—	17	(17)	7	19	(12)
Adjusted EBITDA related to unconsolidated affiliates	196	182	14	392	349	43
Equity in earnings of unconsolidated affiliates	(108)	(105)	(3)	(218)	(197)	(21)
Other, net	77	10	67	146	45	101
Adjusted EBITDA (consolidated)	$5,066	$3,866	$1,200	$10,003	$7,964	$2,039
Net Income. For the three and six months ended June 30, 2026 compared to the same periods last year, net income increased $1.07 billion and $1.33 billion, respectively, primarily due to higher segment margin from all our segments. The most significant increases were in (i) our intrastate transportation and storage segment, where segment margin was favorably impacted by wider basis differentials and early volumes from the commissioning of the Hugh Brinson Pipeline, (ii) our midstream segment, where segment margin was favorably impacted by higher gathering and processing volumes, as well as higher NGL and natural gas prices, (iii) our NGL and refined products transportation and storage segment, where segment margin benefited from higher premiums from the sale of NGLs for export and for domestic supply and from higher spreads and prices, (iv) our crude oil transportation and services segment, where segment margin was favorable due to market conditions, higher crude oil prices and higher volumes and (v) our investment in Sunoco LP segment, where segment margin included increases resulting from recent acquisitions and strategic transactions. The increase in segment margin was partially offset by increases in operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization and interest expense. These changes are discussed in more detail below and in “Segment Operating Results.”

Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2026 compared to the same periods last year, Adjusted EBITDA increased by $1.20 billion and $2.04 billion, respectively, primarily due to increases in our intrastate transportation and storage segment, midstream segment, NGL and refined products transportation and services segment, crude oil and transportation and services segment, and our investment in Sunoco LP segment.
Additional information on changes impacting net income and Adjusted EBITDA is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2026 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and six months ended June 30, 2026 compared to the same periods last year primarily due to an increase in aggregate debt balances following the acquisition of Parkland and the refinancing of certain preferred units with long-term debt.
Income Tax Expense. For the three and six months ended June 30, 2026 compared to the same periods last year, income tax expense increased primarily due to increased corporate earnings from recent acquisitions. Some of the recent acquisitions have subsidiaries that operate in foreign jurisdictions where those subsidiaries are subject to statutory income tax rates that are higher than the U.S. federal corporate income tax rate. Additionally, the income tax expense from those recent acquisitions was further increased due to the non-deductibility of a portion of foreign currency exchange losses in certain Canadian subsidiaries and losses incurred in certain foreign subsidiaries that operate in foreign jurisdictions that do not impose a corporate income tax.
Impairment Losses. For the three and six months ended June 30, 2025, the impairment losses were related to USAC’s evaluation of the future deployment of its idle fleet under current market conditions.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2026 and 2025, the Partnership’s cost of products sold included Sunoco LP’s unfavorable inventory valuation adjustments of $18 million and $40 million, respectively, which decreased net income. For the six months ended June 30, 2026 and 2025, the Partnership’s cost of products sold included Sunoco LP’s favorable inventory valuation adjustments of $426 million and $21 million, respectively, which increased net income.
Losses on Extinguishments of Debt. For the three and six months ended June 30, 2026, loss on extinguishment of debt was due to Sunoco LP's redemption of senior notes. For the three and six months ended June 30, 2025, loss on extinguishment of debt was primarily related to Sunoco LP’s termination of bridge financing related to the Parkland acquisition.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Other, Net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$38	$40	$(2)	$76	$73	$3
MEP	20	18	2	42	35	7
White Cliffs	7	5	2	11	8	3
Explorer	5	7	(2)	11	14	(3)
SESH	14	14	—	30	28	2
Other	24	21	3	48	39	9
Total equity in earnings of unconsolidated affiliates	$108	$105	$3	$218	$197	$21

Adjusted EBITDA related to unconsolidated affiliates (1):
Citrus	$87	$88	$(1)	$173	$167	$6
MEP	28	26	2	59	52	7
White Cliffs	12	10	2	21	18	3
Explorer	9	12	(3)	19	23	(4)
SESH	15	15	—	32	30	2
Other	45	31	14	88	59	29
Total Adjusted EBITDA related to unconsolidated affiliates	$196	$182	$14	$392	$349	$43

Distributions received from unconsolidated affiliates:
Citrus	$33	$36	$(3)	$33	$66	$(33)
MEP	30	29	1	59	55	4
White Cliffs	11	9	2	20	18	2
Explorer	5	10	(5)	12	15	(3)
SESH	17	15	2	30	23	7
Other	30	25	5	50	44	6
Total distributions received from unconsolidated affiliates	$126	$124	$2	$204	$221	$(17)
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
Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Natural gas transported (BBtu/d)	13,814	14,229	(415)	13,798	14,224	(426)
Withdrawals from storage natural gas inventory (BBtu)	4,020	—	4,020	23,698	8,225	15,473
Revenues	$596	$931	$(335)	$1,752	$2,225	$(473)
Cost of products sold	132	561	(429)	842	1,525	(683)
Segment margin	464	370	94	910	700	210
Unrealized (gains) losses on commodity risk management activities	(6)	(21)	15	57	55	2
Operating expenses, excluding non-cash compensation expense	(75)	(61)	(14)	(140)	(118)	(22)
Selling, general and administrative expenses, excluding non-cash compensation expense	(15)	(10)	(5)	(28)	(24)	(4)
Adjusted EBITDA related to unconsolidated affiliates	8	5	3	13	11	2
Other	1	1	—	2	4	(2)
Segment Adjusted EBITDA	$377	$284	$93	$814	$628	$186
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, transported volumes of gas on our Texas intrastate pipelines decreased primarily due to lower third-party utilization of firm capacity. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Transportation fees	$222	$217	$5	$452	$441	$11
Natural gas sales and other (excluding unrealized gains and losses)	215	102	113	398	233	165
Retained fuel (excluding unrealized gains and losses)	8	7	1	23	18	5
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	13	23	(10)	94	63	31
Unrealized losses on commodity risk management activities and fair value inventory adjustments	6	21	(15)	(57)	(55)	(2)
Total segment margin	$464	$370	$94	$910	$700	$210
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $113 million in realized natural gas sales and other primarily due to wider basis differentials, as well as a $21 million increase from early volumes during the commissioning of the Hugh Brinson Pipeline; and
•an increase of $5 million in transportation fees due to higher reservation revenues on long-term third-party contracts; partially offset by
•a decrease of $10 million in storage margin due to unfavorable storage optimization;
•an increase of $14 million in operating expenses primarily due to a $4 million increase in maintenance and project related expenses, a $4 million increase from one-time expenses, a $4 million increase from the commissioning of the Hugh Brinson pipeline, and increases totaling $2 million from various other operating expenses; and
•an increase of $5 million in selling, general and administrative expenses primarily due to higher legal fees.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impact of the following:
•an increase of $165 million in realized natural gas sales and other primarily due to wider basis differentials, as well as a $21 million increase from early volumes during the commissioning of the Hugh Brinson Pipeline;
•an increase of $31 million in storage margin due to favorable impacts from increased price volatility;
•an increase of $11 million in transportation fees primarily due to higher reservation revenues on long-term third-party contracts; and
•an increase of $5 million in retained fuel margin due to favorable gas pricing; partially offset by
•an increase of $22 million in operating expenses primarily due to an $8 million increase from the commissioning of the Huge Brinson pipeline, a $7 million increase in maintenance and project related expenses, a $3 million increase in employee costs, and increases totaling $5 million from various other operating expenses; and
•an increase of $4 million in selling, general and administrative expenses primarily due to legal fees.

Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Natural gas transported (BBtu/d)	17,988	18,153	(165)	18,053	18,178	(125)
Natural gas sold (BBtu/d)	19	30	(11)	34	32	2
Revenues	$609	$590	$19	$1,243	$1,211	$32
Cost of products sold	4	3	1	7	5	2
Segment margin	605	587	18	1,236	1,206	30
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(230)	(221)	(9)	(445)	(410)	(35)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(34)	(26)	(8)	(64)	(63)	(1)
Adjusted EBITDA related to unconsolidated affiliates	130	130	—	263	249	14
Other	10	—	10	10	—	10
Segment Adjusted EBITDA	$481	$470	$11	$1,000	$982	$18
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, transported volumes decreased primarily due to lower utilization on our Trunkline, Gulf Run and Mississippi River systems due to lower demand.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $18 million in segment margin primarily due to a $12 million increase in parking, storage and liquids revenue and a $10 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher utilization, partially offset by a $4 million decrease in operational gas sales; and
•an increase of $10 million in other income primarily due to the realization of proceeds from a shipper bankruptcy settlement; partially offset by
•an increase of $9 million in operating expenses primarily due to a $4 million increase in maintenance projects, a $3 million increase in employee costs and a $1 million increase in new or renegotiated leases; and
•an increase of $8 million in selling, general and administrative expenses primarily due to higher allocated costs, excise taxes and insurance expense.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impact of the following:
•an increase of $30 million in segment margin primarily due to a $33 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher utilization, and a $5 million increase in storage and liquids revenue, partially offset by a $7 million decrease in operational gas sales;
•an increase of $14 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $7 million increase from MEP due to higher revenue and lower operating expenses, a $6 million increase from Citrus due to higher revenue and lower operating expenses, and a $2 million increase from SESH due to higher revenue; and
•an increase of $10 million in other income primarily due to the realization of proceeds from a shipper bankruptcy settlement; partially offset by
•an increase of $35 million in operating expenses primarily due to a $9 million increase in employee costs, an $8 million increase in intercompany transportation expenses, an aggregate $6 million increase in maintenance projects, a $6 million increase from one-time expenses and allocated costs, and a $6 million increase in other direct costs.

Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Gathered volumes (BBtu/d)	22,142	21,329	813	21,912	20,872	1,040
NGLs produced (MBbls/d)	1,243	1,181	62	1,201	1,135	66
Equity NGLs (MBbls/d)	72	64	8	68	62	6
Revenues	$2,821	$3,135	$(314)	$5,865	$6,791	$(926)
Cost of products sold	1,392	1,911	(519)	3,066	4,171	(1,105)
Segment margin	1,429	1,224	205	2,799	2,620	179
Operating expenses, excluding non-cash compensation expense	(513)	(416)	(97)	(959)	(837)	(122)
Selling, general and administrative expenses, excluding non-cash compensation expense	(52)	(47)	(5)	(106)	(103)	(3)
Adjusted EBITDA related to unconsolidated affiliates	5	6	(1)	10	11	(1)
Other	15	1	14	27	2	25
Segment Adjusted EBITDA	$884	$768	$116	$1,771	$1,693	$78
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, volumes increased from dry gas gathering in the Northeast and Ark-La-Tex regions as well as increased processing volumes from new and upgraded plants in the Permian region. NGL production increased primarily due to increased Permian plant utilization from new and existing plants.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $205 million in segment margin primarily due to higher NGL prices of $88 million, a positive impact of $11 million from natural gas prices, and an $83 million increase due to higher gathered and processed volumes from increased processing capacity and operational efficiencies; and
•an increase of $14 million in other income due to the realization of proceeds from a shipper bankruptcy settlement; partially offset by
•an increase of $97 million in operating expenses primarily due to a $46 million increase related to environmental reserves, a $39 million increase related to the adjustment of certain estimates in the prior period and a $15 million increase in employee costs; and
•an increase of $5 million in selling, general, and administrative expenses primarily due to higher corporate allocations.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $179 million in segment margin primarily due to a $168 million increase due to higher gathered and processed volumes from increased processing capacity and operational efficiencies, higher NGL prices of $66 million, a positive impact of $8 million from natural gas prices, a $39 million increase due to an intercompany imbalance that is completely offset within our NGL and refined products transportation and services segment, and a $14 million increase due to reduced third-party NGL transportation and fractionation costs from our Oklahoma processing facilities, partially offset by a $160 million decrease attributable to the non-recurring recognition of certain amounts associated with Winter Storm Uri in the prior period; and
•an increase of $25 million in other income due to $15 million in proceeds from a shipper bankruptcy settlement and $11 million from the recognition of proceeds from a business interruption claim; partially offset by
•an increase of $122 million in operating expenses due to a $44 million increase in environmental reserves, a $39 million increase related to the adjustment of certain estimates in the prior period, a $34 million increase in employee costs, and a $6 million increase related to assets placed in service; and
•an increase of $3 million in selling, general, and administrative expenses primarily due to higher legal fees and insurance premiums.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
NGL transportation volumes (MBbls/d)	2,641	2,331	310	2,534	2,254	280
Refined products transportation volumes (MBbls/d)	574	599	(25)	581	587	(6)
NGL and refined products terminal volumes (MBbls/d)	1,864	1,553	311	1,795	1,503	292
NGL fractionation volumes (MBbls/d)	1,188	1,150	38	1,197	1,120	77
Revenues	$7,719	$5,941	$1,778	$14,392	$12,850	$1,542
Cost of products sold	5,927	4,635	1,292	11,411	10,276	1,135
Segment margin	1,792	1,306	486	2,981	2,574	407
Unrealized (gains) losses on commodity risk management activities	(185)	(34)	(151)	103	(60)	163
Operating expenses, excluding non-cash compensation expense	(284)	(230)	(54)	(582)	(477)	(105)
Selling, general and administrative expenses, excluding non-cash compensation expense	(48)	(41)	(7)	(96)	(89)	(7)
Adjusted EBITDA related to unconsolidated affiliates	31	32	(1)	62	63	(1)
Other	2	—	2	3	—	3
Segment Adjusted EBITDA	$1,308	$1,033	$275	$2,471	$2,011	$460
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, NGL transportation, fractionation, and terminal throughput volumes increased due to higher volumes from the Permian region, as well as increased NGL exports.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Transportation margin	$724	$696	$28	$1,345	$1,318	$27
Fractionators and refinery services margin	256	244	12	534	462	72
Terminal services margin	322	251	71	582	484	98
Storage margin	87	75	12	176	156	20
Marketing margin	218	6	212	447	94	353
Unrealized gains (losses) on commodity risk management activities	185	34	151	(103)	60	(163)
Total segment margin	$1,792	$1,306	$486	$2,981	$2,574	$407
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $212 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to $140 million from higher premiums from the sale of NGLs for export and for domestic supply and a $70 million increase in refined product margins as a result of higher spreads and prices;
•an increase of $71 million in terminal services margin primarily due to a $63 million increase in fees from loading increased volumes at higher rates for export at our Nederland and Marcus Hook terminals, and an $8 million increase from higher throughput and storage at our refined product terminals;

•an increase of $28 million in transportation margin due to a $40 million increase related to higher y-grade and NGL throughput, partially offset by a $4 million decrease due to lower refined product transportation volumes due to third-party refinery issues;
•an increase of $12 million in storage margin primarily due to an increase in fees generated from export volumes, as well as increases related to blending activity due to a more favorable pricing environment; and
•an increase of $12 million in fractionators and refinery services margin primarily due to higher throughput; partially offset by
•an increase of $54 million in operating expenses primarily due to a $28 million increase from certain one-time credits recognized in the prior period, a $14 million increase in utilities costs driven by higher volumes across our system, a $6 million increase in employee costs, and increases totaling $5 million from various other operating expenses; and
•an increase of $7 million in selling, general and administrative expenses primarily due to higher overhead costs and legal fees.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $353 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to $212 million from higher premiums from the sale of NGLs for export and for domestic supply, $65 million in hedge-related gains during the first quarter of 2026 which offset physical losses realized during the fourth quarter of 2025, and a $77 million increase in refined product margins as result of higher spreads and prices;
•an increase of $98 million in terminal services margin primarily due to a $79 million increase in fees from loading higher volumes for export at our Nederland and Marcus Hook terminals and a $17 million increase from higher throughput and storage at our refined product terminals;
•an increase of $72 million in fractionators and refinery services margin primarily due to higher throughput;
•an increase of $27 million in transportation margin due to an $81 million increase related to higher y-grade throughput, partially offset by a $39 million intercompany imbalance that is completely offset within our midstream segment, a $12 million decrease from lower NGL throughput on our Mariner East system due to a weather related demand decrease, and a $3 million decrease due to lower refined product transport volumes due to third party refinery issues; and
•an increase of $20 million in storage margin primarily due to an increase in fees generated from export volumes, as well as increases related to blending activity due to a more favorable pricing environment; partially offset by
•an increase of $105 million in operating expenses primarily due to a $42 million increase in costs driven by higher volumes across our system, a $28 million increase from certain one-time credits recognized in the prior period, a $15 million increase in outside services, a $14 million increase in employee costs, and increases totaling $6 million from various other operating expenses; and
•an increase of $7 million in selling, general and administrative expenses primarily due to higher legal fees.

Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Crude oil transportation volumes (MBbls/d)	7,336	7,049	287	7,312	6,885	427
Crude oil terminal volumes (MBbls/d)	4,911	4,633	278	4,719	4,596	123
Revenues	$11,051	$5,748	$5,303	$18,809	$11,956	$6,853
Cost of products sold	9,766	4,725	5,041	16,558	9,939	6,619
Segment margin	1,285	1,023	262	2,251	2,017	234
Unrealized gains on commodity risk management activities	(181)	(25)	(156)	(63)	(25)	(38)
Operating expenses, excluding non-cash compensation expense	(231)	(237)	6	(454)	(450)	(4)
Selling, general and administrative expenses, excluding non-cash compensation expense	(45)	(38)	(7)	(46)	(82)	36
Adjusted EBITDA related to unconsolidated affiliates	6	8	(2)	15	14	1
Other	—	1	(1)	—	—	—
Segment Adjusted EBITDA	$834	$732	$102	$1,703	$1,474	$229
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, crude oil transportation volumes were higher due to higher volumes on our Texas pipeline system, our Permian and Bakken gathering systems, partially offset by lower volume on our Mid-continent pipelines. Crude oil terminal volumes were higher due to higher customer throughput related to strategic petroleum reserve releases and crude export demand at our Gulf Coast terminals. Beginning in the current period, the Partnership has updated its approach for calculating crude oil terminal volumes to be consistent across all terminals; volumes reported for prior periods have been revised accordingly.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $106 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $62 million increase in optimization gains from more favorable market conditions and higher refined product margins, a $19 million increase in crude gathering revenues, a $17 million increase in transportation revenue, and a $6 million increase from higher crude oil terminal volumes; and
•a decrease of $6 million in operating expenses primarily due to lower maintenance project related expenses; partially offset by
•an increase of $7 million in selling, general and administrative expenses due primarily to higher expenses associated with a litigation related contingency.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $196 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) due to a $133 million increase in optimization gains from more favorable market conditions and higher refined product margins, a $14 million increase in transportation revenue, and a $52 million increase in gathering revenues;
•a decrease of $36 million in selling, general and administrative expenses primarily due to an adjustment to the accrual for a litigation contingency; and
•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliates due to higher volumes and crude prices; partly offset by
•an increase of $4 million in operating expenses primarily due to an $11 million increase in employee-related expenses and a $9 million increase in volume-driven expenses, partially offset by an $8 million decrease in outside service expenses and a $7 million decrease from maintenance project related expenses.

Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$14,259	$5,390	$8,869	$24,949	$10,569	$14,380
Cost of products sold	12,795	4,821	7,974	21,796	9,347	12,449
Segment margin	1,464	569	895	3,153	1,222	1,931
Unrealized (gains) losses on commodity risk management activities	(6)	(7)	1	50	(8)	58
Operating expenses, excluding non-cash compensation expense	(434)	(162)	(272)	(815)	(320)	(495)
Selling, general and administrative expenses, excluding non-cash compensation expense	(155)	(47)	(108)	(306)	(83)	(223)
Adjusted EBITDA related to unconsolidated affiliates	75	51	24	144	101	43
Inventory valuation adjustments	18	40	(22)	(426)	(21)	(405)
Other	20	10	10	40	21	19
Segment Adjusted EBITDA	$982	$454	$528	$1,840	$912	$928
The investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $874 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to recent acquisitions; and
•an increase of $24 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to the Parkland acquisition and ET-S Permian joint venture; partially offset by
•an increase of $272 million in operating expenses primarily due to increased costs resulting from recently acquired businesses; and
•an increase of $108 million in selling, general and administrative expenses primarily due to increased costs resulting from recently acquired businesses, along with one-time transaction-related expenses associated with those acquisitions.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $1.58 billion in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to recent acquisitions, as well as a $102 million favorable impact from a one-time gain on sale of inventory in the current period; and
•an increase of $43 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to the Parkland acquisition and ET-S Permian joint venture; partially offset by
•an increase of $495 million in operating expenses primarily due to increased costs resulting from recently acquired businesses; and
•an increase of $223 million in selling, general and administrative expenses primarily due to increased costs resulting from recently acquired businesses, along with one-time transaction-related expenses associated with those acquisitions.

Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$342	$250	$92	$673	$495	$178
Cost of products sold	33	40	(7)	62	78	(16)
Segment margin	309	210	99	611	417	194
Operating expenses, excluding non-cash compensation expense	(91)	(47)	(44)	(180)	(90)	(90)
Selling, general and administrative expenses, excluding non-cash compensation expense	(27)	(14)	(13)	(60)	(28)	(32)
Other	3	—	3	11	—	11
Segment Adjusted EBITDA	$194	$149	$45	$382	$299	$83
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $99 million in segment margin primarily due to the J-W Power Acquisition and increases in USAC’s legacy business; partially offset by
•an increase of $57 million in operating expense and selling, general and administrative expense primarily related to the J-W Power Acquisition, as well as increased expenses in outside services and professional fees.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $194 million in segment margin primarily due to the J-W Power Acquisition and increases in USAC’s legacy business; partially offset by
•an increase of $122 million in operating expense and selling, general and administrative expense primarily related to the J-W Power Acquisition, as well as increased expenses in outside services and professional fees.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$565	$936	$(371)	$1,619	$1,931	$(312)
Cost of products sold	502	909	(407)	1,496	1,904	(408)
Segment margin	63	27	36	123	27	96
Unrealized (gains) losses on commodity risk management activities	(18)	(14)	(4)	(7)	6	(13)
Operating expenses, excluding non-cash compensation expense	(6)	—	(6)	(13)	(1)	(12)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(13)	—	(17)	(26)	9
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	3	2	1
Other and eliminations	(22)	(26)	4	(67)	(43)	(24)
Segment Adjusted EBITDA	$6	$(24)	$30	$22	$(35)	$57
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly owned natural gas compression operations; and

•our natural resources business.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impact of the following:
•an increase of $49 million in our natural gas marketing business driven by favorable spreads and gains on residue gas sales; partially offset by
•a decrease of $11 million due to an increase in the intersegment elimination of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; and
•a decrease of $13 million in our dual drive compression business.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impact of the following:
•an increase of $84 million in our natural gas marketing business driven by favorable spreads and gains on residue gas sales; partially offset by
•a decrease of $18 million due to an increase in the intersegment elimination of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment.
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
We currently expect capital expenditures in 2026 to be approximately as follows (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,475	$80
Interstate transportation and storage	850	265
Midstream	1,500	385
NGL and refined products transportation and services	1,250	165
Crude oil transportation and services	425	170
All other (including eliminations)	250	85
Total capital expenditures	$5,750	$1,150
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
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Cash provided by operating activities during 2026 was $7.65 billion compared to $5.68 billion for 2025, and net income was $4.51 billion for 2026 and $3.18 billion for 2025. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2026 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $228 million and other items totaling $2.82 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2026 and 2025 consisted primarily of depreciation, depletion and amortization of $3.16 billion and $2.75 billion, respectively, deferred income tax expense of $167 million and $7 million, respectively, favorable inventory valuation adjustments of $426 million and $21 million, respectively, and non-cash compensation expense of $88 million and $70 million, respectively. For 2026 and 2025, net income also included equity in earnings of unconsolidated affiliates of $218 million and $197 million, respectively, losses on extinguishments of debt of $7 million and $19 million, respectively, and in 2025, impairment losses of $7 million.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $125 million in 2026 and $165 million in 2025.
Cash paid for interest, net of interest capitalized, was $1.74 billion and $1.56 billion for the six months ended June 30, 2026 and 2025, respectively. Interest capitalized was $120 million and $55 million for the six months ended June 30, 2026 and 2025, respectively.
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
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Cash used in investing activities during 2026 was $4.13 billion compared to $2.90 billion for 2025. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2026 were $3.45 billion compared to $2.86 billion for 2025. Additional detail related to our capital expenditures is provided in the table below.
In 2026, USAC paid $445 million, net of cash acquired, for the acquisition of J-W Energy Company and Sunoco LP paid $194 million, net of cash acquired, for the TanQuid acquisition and $75 million, net of cash acquired, for the Delta acquisition. Additionally, in 2026, Sunoco LP paid $72 million in cash for other acquisitions and in 2025, Sunoco LP paid $104 million in cash for acquisitions of fuel equipment, motor fuel inventory and supply agreements.
In 2026 and 2025, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $79 million and $56 million, respectively, and we paid cash contributions to unconsolidated affiliates of $30 million and $4 million, respectively.

The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the six months ended June 30, 2026:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$880	$32	$912
Interstate transportation and storage	342	111	453
Midstream	632	153	785
NGL and refined products transportation and services	544	65	609
Crude oil transportation and services	146	68	214
Investment in Sunoco LP	231	170	401
Investment in USAC	73	26	99
All other (including eliminations)	79	53	132
Total capital expenditures	$2,927	$678	$3,605
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Cash used in financing activities during 2026 was $3.77 billion compared to $2.85 billion for 2025. During 2026, we had a net decrease in our debt level of $231 million compared to a net increase of $1.02 billion for 2025. In 2026 and 2025, we paid debt issuance costs of $49 million and $53 million, respectively. In 2025, we paid $500 million in cash for the redemption of our Series F Preferred Units.
In 2026 and 2025, we paid distributions of $2.41 billion and $2.35 billion, respectively, to our partners, we paid distributions of $1.07 billion and $934 million, respectively, to noncontrolling interests, and we paid distributions of $17 million and $34 million, respectively, to redeemable noncontrolling interests.
In 2026 and 2025, we received capital contributions of $1 million and $5 million, respectively, in cash from noncontrolling interests. In 2026, we received capital contributions of $6 million in cash from redeemable noncontrolling interests.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2026	December 31, 2025
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$50,270	$48,870
Five-Year Credit Facility(2)	1,212	2,856
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP senior notes, bonds and lease-related obligations(1)(2)	13,400	13,470
USAC senior notes	1,750	1,750
Sunoco LP credit facility	—	—
USAC credit facility	1,211	795
Other long-term debt	17	19
Net unamortized premiums, discounts and fair value adjustments	18	32
Deferred debt issuance costs	(398)	(384)
Total debt	68,405	68,333
Less: current maturities of long-term debt	12	25
Long-term debt, less current maturities	$68,393	$68,308
(1)As of June 30, 2026, these balances included approximately $4.40 billion aggregate principal amount due on or before June 30, 2027, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
In July 2026, the Partnership issued $650 million aggregate principal amount of its Series 2026A Junior Subordinated Notes due 2057 (the “Series 2026A notes”) and $1.10 billion aggregate principal amount of its Series 2026B Junior Subordinated Notes due 2057 (the “Series 2026B notes”). Initially, the Series 2026A notes will bear interest at an annual rate of 6.550% and the Series 2026B notes will bear interest at an annual rate of 6.700%. The Partnership intends to use the net proceeds to redeem the Series H Preferred Units, to repay borrowings under its Five-Year Credit Facility and for general partnership purposes.
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
In March 2026, Sunoco LP redeemed Parkland’s remaining senior notes.
In June 2026, Sunoco LP redeemed all of its outstanding 3.875% CAD senior notes due 2026.

Credit Facilities and Commercial Paper
Five-Year Credit Facility
As of June 30, 2026, the Five-Year Credit Facility had $1.21 billion of outstanding borrowings, $1.12 billion of which consisted of commercial paper. The amount available for future borrowings was $3.76 billion, after accounting for outstanding letters of credit in the amount of $24 million. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 4.00%.
Sunoco LP Credit Facility
As of June 30, 2026, Sunoco LP’s credit facility, which matures in June 2030, had no outstanding borrowings and $183 million in standby letters of credit. The unused availability on Sunoco LP’s revolving credit facility as of June 30, 2026 was $2.32 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 5.46%.
Sunoco LP Receivables Financing Agreement
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2026, this facility had no outstanding borrowings.
USAC Credit Facility
As of June 30, 2026, USAC’s credit facility, which matures in August 2030, had $1.21 billion of outstanding borrowings and $2 million outstanding letters of credit. As of June 30, 2026, USAC’s credit facility had $537 million of remaining unused availability. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 5.59%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of June 30, 2026.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2025 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2025	February 6, 2026	February 19, 2026	$0.3350
March 31, 2026	May 8, 2026	May 20, 2026	0.3375
June 30, 2026	August 7, 2026	August 19, 2026	0.3400
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (2)	Series G (2)	Series H (2)	Series I (1)
December 31, 2025	February 1, 2026	February 15, 2026	$33.125	$—	$—	$0.2111
March 31, 2026	May 1, 2026	May 15, 2026	—	35.630	32.500	0.2111
June 30, 2026	August 3, 2026	August 17, 2026	33.125	—	16.611	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution on Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended March 31, 2026, the cash distribution on Series I Preferred Units was paid on May 15, 2026 to unitholders of record as of the close of business on May 4, 2026. For the period ended June 30, 2026, the cash distribution on Series I Preferred Units will be paid on August 14, 2026 to unitholders of record as of the close of business on August 4, 2026.

(2)Series B, Series G and Series H distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028. The final distributions on Series H Preferred Units will be paid in conjunction with the Series H Preferred Unit redemption on August 17, 2026.
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
Cash Distributions Paid by SunocoCorp
Distributions on SunocoCorp’s common units declared and/or paid by SunocoCorp subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
Distributions on Sunoco LP’s Series A Preferred Units, which are paid semi-annually, were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.38
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 6, 2026	$0.525
March 31, 2026	May 8, 2026	0.525
June 30, 2026	August 7, 2026	0.525
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026 and in “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in “Part II - Item 7A - Quantitative and Qualitative Disclosures About Market Risk” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The following table summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	June 30, 2026			December 31, 2025
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu)	(129,145)	$7	$7	(233,645)	$32	$9
Power (Megawatt)	(2,115,904)	12	11	(461,896)	2	4
Crude, NGL and refined products (MBbls)	(23,166)	116	122	(59,247)	106	131
Other	various	(75)	10	various	3	7
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(56,635)	6	11	(100,346)	22	20
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
Interest Rate Risk
As of June 30, 2026, we and our subsidiaries had $3.02 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $30 million annually. However, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

		Notional Amount Outstanding
Term	Type(1)	June 30, 2026
Sunoco LP:
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$126
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with Sunoco LP’s TanQuid acquisition in 2026, with a notional amount of €111 million ($126 million).

Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of June 30, 2026, the Partnership did not have any material outstanding foreign currency derivatives.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas (“USDC”) seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the USDC case. On May 24, 2022, the USDC ordered a stay of the FERC’s enforcement case and the USDC case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. On April 14, 2023, the United States Supreme Court held against the government in both cases, finding that the USDC had jurisdiction to hear those suits and to resolve the parties’ constitutional challenges. The cases were remanded to the USDC for further proceedings.
On September 13, 2023 the USDC ordered that the USDC case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the USDC order to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and USDC proceedings were previously stayed pending resolution of the case pending before the United States Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and USDC proceedings remain stayed at this time. The USDC set a scheduling conference for December 16, 2025. The parties have filed several motions to continue the status conference. On July 22, 2026, the USDC held this matter in abeyance, pending the outcome of settlement discussions between the parties. Notwithstanding the foregoing, Energy Transfer and Rover intend to vigorously defend this claim.
Sunoco LP and certain of its subsidiaries are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Sunoco LP intends to vigorously defend the subject claims.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, as updated by “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 and by Exhibit 99.1 to our current report on Form 8-K filed on July 6, 2026.

ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1	Plan of Conversion of Energy Transfer LP, dated as of July 2, 2026 (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed July 6, 2026)
3.1	Certificate of Formation of Energy Transfer LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed July 6, 2026)
3.2	Agreement of Limited Partnership of Energy Transfer LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 1-32740) filed July 6, 2026)
10.1*	Form of Commercial Paper Dealer Agreement between Energy Transfer LP, as Issuer, and the Dealer party thereto
22.1	Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 of Form 10-Q (File No. 1-32740) filed August 5, 2021)
31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 6, 2026	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer