Form 10-Q
period 2026-09-30
Energy Transfer LP
filed 2026-11-05
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
(214) 981-0700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	ET	Texas Stock Exchange
9.250% Series I Fixed Rate Perpetual Preferred Units	ETprI	Texas Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At October 30, 2026, the registrant had 3,444,252,188 common units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day
AOCI	accumulated other comprehensive income
Bakken Pipeline	Refers collectively to Dakota Access and Energy Transfer Crude Oil Pipeline and/or Energy Transfer Crude Oil Company, LLC, a non-wholly owned subsidiary of Energy Transfer
BBtu	billion British thermal units
Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content
Citrus	Citrus, LLC, a 50/50 joint venture which owns Florida Gas Transmission Company, LLC, which owns the Florida Gas Transmission Pipeline
Common Unitholders	Holders of Energy Transfer common units which represent limited partner interests in the Partnership
Dakota Access	Dakota Access, LLC, a non-wholly owned subsidiary of Energy Transfer and/or Dakota Access Pipeline
Energy Transfer Preferred Units	Collectively, the Series B Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units
Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)
EPA	United States Environmental Protection Agency
ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly owned subsidiary of Energy Transfer
ETO	Energy Transfer Operating, L.P., formerly a non-wholly owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Energy Transfer and Sunoco LP, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
Explorer	Explorer Pipeline Company
FERC	United States Federal Energy Regulatory Commission
FIFO	first-in, first-out
GAAP	accounting principles generally accepted in the United States of America
General Partner	LE GP, LLC, the general partner of Energy Transfer
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Energy Transfer and Sunoco LP, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
MBbls	thousand barrels
MEP	Midcontinent Express Pipeline LLC
NGA	Natural Gas Act of 1938
NGL	natural gas liquid, such as propane, butane and natural gasoline
NuStar	NuStar Energy L.P.
OTC	over-the-counter
Panhandle	Panhandle Eastern Pipe Line and/or Panhandle Eastern Pipe Line Company, LP, a wholly owned subsidiary of Energy Transfer
Parkland	Parkland Corporation
Partnership Agreement	Energy Transfer’s Agreement of Limited Partnership
PHMSA	Pipeline and Hazardous Materials Safety Administration
Preferred Unitholders	Unitholders of the Series B Preferred Units, Series F Preferred Units, Series G Preferred Units, Series H Preferred Units and Series I Preferred Units, collectively
Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly owned subsidiary of Energy Transfer
SEC	United States Securities and Exchange Commission
Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series F Preferred Units	Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series G Preferred Units	Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series H Preferred Units	Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Series I Preferred Units	Series I Fixed-Rate Perpetual Preferred Units
SESH	Southeast Supply Header, LLC
SPLP	Sunoco Pipeline L.P., a wholly owned subsidiary of Energy Transfer
Sunoco LP	Sunoco LP (TXSE: SUN), a publicly traded partnership and consolidated subsidiary of Energy Transfer
SunocoCorp	SunocoCorp LLC (TXSE: SUNC), a subsidiary which owns all of Sunoco LP's outstanding Class D Units

TanQuid	TanQuid GmbH & Co. KG
Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly owned subsidiary of Energy Transfer
TXSE	Texas Stock Exchange
USAC	USA Compression Partners, LP (TXSE: USAC), a publicly traded partnership and consolidated subsidiary of Energy Transfer
Vaquero	Vaquero Midstream LLC
White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$926	$1,272
Accounts receivable, net	17,231	11,275
Accounts receivable from related companies	276	119
Inventories	4,951	4,770
Income taxes receivable	20	57
Derivative assets	9	52
Other current assets	730	688
Total current assets	24,143	18,233

Property, plant and equipment	147,765	141,283
Accumulated depreciation and depletion	(43,390)	(39,141)
Property, plant and equipment, net	104,375	102,142

Investments in unconsolidated affiliates	3,653	3,589
Lease right-of-use assets, net	1,974	1,841
Other non-current assets, net	2,510	2,591
Intangible assets, net	7,064	7,438
Goodwill	5,667	5,452
Total assets	$149,386	$141,286
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)
(unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,076	$9,469
Accounts payable to related companies	87	41
Derivative liabilities	37	10
Operating lease current liabilities	218	245
Accrued and other current liabilities	6,428	5,165
Current maturities of long-term debt	12	25
Total current liabilities	20,858	14,955

Long-term debt, less current maturities	68,838	68,308
Non-current operating lease liabilities	1,644	1,515
Deferred income taxes	5,635	5,307
Other non-current liabilities	2,494	1,941

Commitments and contingencies
Redeemable noncontrolling interests	266	250

Equity:
Limited Partners:
Preferred Unitholders	2,480	3,356
Common Unitholders	31,931	30,930
General Partner	(1)	(2)
Accumulated other comprehensive income	32	82
Total partners’ capital	34,442	34,366
Noncontrolling interests	15,209	14,644
Total equity	49,651	49,010
Total liabilities and equity	$149,386	$141,286
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Refined product sales	$17,577	$5,849	$41,691	$15,987
Crude sales	8,627	5,296	25,924	15,769
NGL sales	5,730	4,285	16,597	14,427
Gathering, transportation and other fees	3,383	3,126	9,935	9,211
Natural gas sales	1,151	1,015	3,029	3,654
Other	635	383	2,032	1,168
Total revenues	37,103	19,954	99,208	60,216
COSTS AND EXPENSES:
Cost of products sold	30,531	14,562	78,616	44,079
Operating expenses	1,785	1,532	5,308	4,174
Depreciation, depletion and amortization	1,599	1,440	4,757	4,191
Selling, general and administrative	405	268	1,187	813
Impairment losses	2	1	2	8
Total costs and expenses	34,322	17,803	89,870	53,265
OPERATING INCOME	2,781	2,151	9,338	6,951
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(944)	(890)	(2,825)	(2,564)
Equity in earnings of unconsolidated affiliates	112	116	330	313
Losses on extinguishments of debt	—	(12)	(7)	(31)
Other, net	52	14	—	8
INCOME BEFORE INCOME TAX EXPENSE	2,001	1,379	6,836	4,677
Income tax expense	187	87	516	207
NET INCOME	1,814	1,292	6,320	4,470
Less: Net income attributable to noncontrolling interests	593	259	1,740	918
Less: Net income attributable to redeemable noncontrolling interests	14	14	31	47
NET INCOME ATTRIBUTABLE TO PARTNERS	1,207	1,019	4,549	3,505
Less: General Partner’s interest in net income	1	1	4	3
Less: Preferred Unitholders’ interest in net income	52	59	170	189
Less: Loss on redemption of preferred units	14	—	14	8
Common Unitholders’ interest in net income	$1,140	$959	$4,361	$3,305
NET INCOME PER COMMON UNIT:
Basic	$0.33	$0.28	$1.27	$0.96
Diluted	$0.33	$0.28	$1.26	$0.96
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,814	$1,292	$6,320	$4,470
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	—	5	6	7
Actuarial gain (loss) related to pension and other postretirement benefit plans	—	1	—	(5)
Foreign currency translation adjustments	(18)	(2)	(58)	3
Change in other comprehensive income from unconsolidated affiliates	1	(1)	2	(4)
Total other comprehensive income (loss)	(17)	3	(50)	1
Comprehensive income	1,797	1,295	6,270	4,471
Less: Comprehensive income attributable to noncontrolling interests	593	259	1,740	918
Less: Comprehensive income attributable to redeemable noncontrolling interests	14	14	31	47
Comprehensive income attributable to partners	$1,190	$1,022	$4,499	$3,506
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2025	$30,930	$3,356	$(2)	$82	$14,644	$49,010
Distributions to partners	(1,140)	(27)	(1)	—	—	(1,168)
Distributions to noncontrolling interests	—	—	—	—	(545)	(545)
Capital contributions from noncontrolling interests	—	—	—	—	1	1
USAC equity issued for acquisition	—	—	—	—	457	457
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Other, net	20	—	—	—	3	23
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,194	59	1	—	715	1,969
Balance, March 31, 2026	31,004	3,388	(2)	72	15,275	49,737
Distributions to partners	(1,149)	(91)	(1)	—	—	(1,241)
Distributions to noncontrolling interests	—	—	—	—	(523)	(523)
Other comprehensive loss, net of tax	—	—	—	(23)	—	(23)
Other, net	45	—	—	—	7	52
Net income, excluding amounts attributable to redeemable noncontrolling interests	2,027	59	2	—	432	2,520
Balance, June 30, 2026	31,927	3,356	(1)	49	15,191	50,522
Distributions to partners	(1,159)	(42)	(1)	—	—	(1,202)
Distributions to noncontrolling interests	—	—	—	—	(590)	(590)
Capital contributions from noncontrolling interests	—	—	—	—	10	10
Other comprehensive loss, net of tax	—	—	—	(17)	—	(17)
Redemption of preferred units	—	(900)	—	—	—	(900)
Other, net	9	14	—	—	5	28
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,154	52	1	—	593	1,800
Balance, September 30, 2026	$31,931	$2,480	$(1)	$32	$15,209	$49,651
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

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$6,320	$4,470
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,757	4,191
Deferred income tax expense	188	68
Inventory valuation adjustments	(445)	(31)
Non-cash compensation expense	137	110
Loss on foreign currency exchange	94	—
Impairment losses	2	8
Other non-cash	(3)	3
Equity in earnings of unconsolidated affiliates	(330)	(313)
Losses on extinguishments of debt	7	31
Distributions from unconsolidated affiliates	199	236
Distributions on unvested awards	(39)	(39)
Net change in operating assets and liabilities, net of effects of acquisitions	784	(483)
Net cash provided by operating activities	11,671	8,251
INVESTING ACTIVITIES:
Cash paid for J-W Power Company acquisition, net of cash acquired	(445)	—
Cash paid for TanQuid acquisition, net of cash acquired	(194)	—
Cash paid for Delta acquisition, net of cash acquired	(75)	—
Cash paid by Sunoco LP for acquisitions, net of cash received	—	(189)
Cash paid for other acquisitions, net of cash acquired	(87)	(176)
Capital expenditures, excluding allowance for equity funds used during construction	(5,364)	(4,180)
Contributions in aid of construction costs	100	27
Contributions to unconsolidated affiliates	(40)	(5)
Distributions from unconsolidated affiliates in excess of cumulative earnings	114	77
Proceeds from sales of other assets	4	—
Other, net	(24)	19
Net cash used in investing activities	(6,011)	(4,427)
FINANCING ACTIVITIES:
Proceeds from borrowings	26,320	26,875
Repayments of debt	(26,089)	(23,467)
Sunoco LP Series A preferred units issuance	—	1,473
Redemption of Energy Transfer preferred units	(900)	(500)
Capital contributions from noncontrolling interests	11	27
Capital contributions from redeemable noncontrolling interests	16	—
Distributions to partners	(3,611)	(3,504)
Distributions to noncontrolling interests	(1,658)	(1,310)
Distributions to redeemable noncontrolling interests	(30)	(45)
Debt issuance costs	(80)	(111)
Other, net	15	—
Net cash used in financing activities	(6,006)	(562)
Net change in cash and cash equivalents	(346)	3,262
Cash and cash equivalents, beginning of period	1,272	312
Cash and cash equivalents, end of period	$926	$3,574
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
The Partnership owns a controlling interest in Sunoco LP. As of September 30, 2026, our interest in Sunoco LP consisted of 100% of the general partner interests and incentive distribution rights, as well as 28.5 million common units. In addition, the Partnership controls SunocoCorp Management LLC, which controls SunocoCorp. SunocoCorp’s only cash-generating asset is its investment in all of Sunoco LP's Class D units; the Partnership does not have a beneficial interest in those Class D units.
The Partnership owns a controlling interest in USAC. As of September 30, 2026, our interest in USAC consisted of 100% of the general partner interests and 46.1 million common units of USAC.
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
2.ACQUISITIONS
Vaquero Acquisition
On October 6, 2026, Energy Transfer entered into a definitive agreement to acquire all the equity interests of Vaquero and related assets for total consideration of approximately $2.63 billion. The transaction consideration will consist of $1.95 billion in cash and approximately 33.3 million newly issued Energy Transfer common units. Vaquero owns and operates natural gas gathering, processing, and transportation assets in the Delaware Basin. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions and regulatory approvals.

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
Offen Acquisition by Sunoco LP
On October 27, 2026, Sunoco LP completed the acquisition of Offen Parent, LLC, the parent company of Offen Petroleum Holdings, LLC, in an all-cash transaction for approximately $600 million, plus working capital adjustments. Offen Parent, LLC and its subsidiaries are collectively referred to as “Offen Petroleum.” Offen Petroleum operates a U.S.-based fuel distribution network delivering approximately 2.5 billion gallons annually, serving approximately 7,000 customers and over 800 retail stations across the Midwest, Mountain West, and Southwest regions of the U.S.
The acquisition will be recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management, with the assistance of a third-party valuation specialist, is in the process of determining the fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions.
Management expects that the purchase price will primarily be allocated to property, plant and equipment, intangible assets, and goodwill; however, as of the date these financial statements were issued, management and the third-party valuation specialist continue to evaluate certain assumptions, which could result in a change to the allocation of the fair value between line items on the consolidated balance sheet, potentially impacting deferred tax balances and/or goodwill.
Other Acquisitions
In the first, second and third quarters of 2026, Sunoco LP completed other acquisitions for total cash consideration of approximately $50 million, $22 million and $15 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
USAC
J-W Power Company Acquisition
On January 12, 2026 (the “J-W Acquisition Date”), USAC completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), a large privately-held provider of compression services in the United States. USAC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). USAC completed the acquisition for total consideration of approximately $912 million, consisting of (i) approximately $455 million in cash and (ii) approximately 18.2 million newly issued USAC common units, which had a fair value on the J-W Acquisition Date of approximately $457 million, with the aggregate payment subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of USAC.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to USAC’s fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. Through the J-W Power Acquisition, USAC also acquired specialized manufacturing facilities that support certain USAC internal compression requirements and those of third‑party customers.
The acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets required management’s judgment and the utilization of a third-party valuation specialist, if applicable, and involved the use of significant estimates and assumptions. Acquired assets were valued based on a combination of the discounted cash flow, the guideline company and the reproduction and replacement methods. As of the date these consolidated financial statements were issued, the purchase price allocation is substantially complete; however, certain additional post-closing price adjustments may be made for up to one year following the J-W Acquisition Date.

The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed.

At January 12, 2026
Total current assets	$135
Property, plant and equipment, net	869
Lease right-of-use assets, net	5
Intangible assets, net (1)	6
Other non-current assets, net	1
Goodwill (2)	117
Total assets	1,133

Total current liabilities	33
Non-current operating lease liabilities	3
Other non-current liabilities	186
Total liabilities	222

Total consideration	911
Cash acquired	11
Total consideration, net of cash acquired	$900
(1)Intangible assets, net consisted of approximately $6 million of trade names with a remaining useful life of approximately 3 years.
(2)Goodwill recorded is primarily related to the recognition of deferred tax liabilities arising from acquisition date fair value adjustments with the remainder related to expected commercial and operational synergies, and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2026 or December 31, 2025.
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
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in the reconciliation of net income to net cash flows provided by operating activities is comprised as follows:

	Nine Months Ended September 30,
	2026	2025
Accounts receivable	$(5,928)	$305
Accounts receivable from related companies	(172)	(61)
Inventories	234	(200)
Other current assets	—	(11)
Other non-current assets, net	351	(27)
Accounts payable	4,667	(1,016)
Accounts payable to related companies	58	32
Accrued and other current liabilities	1,115	510
Other non-current liabilities	397	(4)
Derivative assets and liabilities, net	62	(11)
Net change in operating assets and liabilities, net of effects of acquisitions	$784	$(483)

Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2026	2025
Accrued capital expenditures	$1,140	$914
Lease assets obtained in exchange for new lease liabilities	189	99
Distribution reinvestment	37	33
USAC exercise and conversion of preferred units into common units	—	93
Sunoco LP common units (noncontrolling interest) issued in connection with acquisitions	—	18
USAC common units (noncontrolling interest) issued in connection with acquisitions	456	—
Common units issued in connection with acquisition	22	—
4.INVENTORIES
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Natural gas, NGLs and refined products	$3,644	$3,506
Crude oil	319	286
Spare parts and other	988	978
Total inventories	$4,951	$4,770
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method, except as described below.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the LIFO method, except for certain fuel inventories in the Caribbean as discussed below. As of September 30, 2026 and December 31, 2025, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of nil and $472 million, respectively. At September 30, 2026, the replacement cost of Sunoco LP’s fuel inventories accounted for using the LIFO method exceeded the carrying value by approximately $395 million.
For the three months ended September 30, 2026 and 2025, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $19 million and $10 million, respectively, which increased net income. For the nine months ended September 30, 2026 and 2025, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $445 million and $31 million, respectively, which increased net income.
During the three months ended March 31, 2026, Sunoco LP reduced its overall fuel inventories, resulting in a LIFO liquidation. Based on the assumed impact to cost of products sold if the liquidated inventories had been replaced, the effect of the LIFO liquidation was an increase of $102 million to pre-tax income, or $0.03 per common unit (excluding any income tax impact or any assumed changes to distributions) for the nine months ended September 30, 2026, with no impact to the three months ended September 30, 2026. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs; consequently, these interim estimates are subject to changes during the remainder of the year that could impact the final year-end inventory levels or valuation.
Certain of Sunoco LP’s fuel inventories in the Caribbean are stated at the lower of cost or market using the first-in, first-out method, under which the cost of fuel sold consists of older acquisition costs, including transportation and storage costs. These FIFO method inventories totaled $179 million and $88 million as of September 30, 2026 and December 31, 2025, respectively.

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
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2026
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$8	$—	$8
Total commodity derivatives	916	855	61
Other non-current assets	212	212	—
Total assets	$1,136	$1,067	$69
Liabilities:
Total commodity derivatives	(1,286)	(1,204)	(82)
Total liabilities	$(1,286)	$(1,204)	$(82)

		Fair Value Measurements at December 31, 2025
	Fair Value Total	Level 1	Level 2
Assets:
Total commodity derivatives	$618	$531	$87
Other non-current assets	209	209	—
Total assets	$827	$740	$87
Liabilities:
Total commodity derivatives	$(454)	$(404)	$(50)
Total liabilities	$(454)	$(404)	$(50)
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2026 were $66.04 billion and $68.85 billion, respectively. As of December 31, 2025, the aggregate fair value and carrying amount of our consolidated debt obligations were $68.55 billion and $68.33 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,814	$1,292	$6,320	$4,470
Less: Net income attributable to noncontrolling interests	593	259	1,740	918
Less: Net income attributable to redeemable noncontrolling interests	14	14	31	47
Net income, net of noncontrolling interests	1,207	1,019	4,549	3,505
Less: General Partner’s interest in net income	1	1	4	3
Less: Preferred Unitholders’ interest in net income	52	59	170	189
Less: Loss on redemption of preferred units	14	—	14	8
Common Unitholders’ interest in net income	$1,140	$959	$4,361	$3,305
Basic Income per Common Unit:
Weighted average common units	3,443.6	3,433.0	3,442.2	3,432.2
Basic income per common unit	$0.33	$0.28	$1.27	$0.96
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$1,140	$959	$4,361	$3,305
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—	1	—
Diluted income attributable to Common Unitholders	$1,140	$959	$4,360	$3,305
Weighted average common units - basic	3,443.6	3,433.0	3,442.2	3,432.2
Dilutive effect of unvested restricted unit awards (1)	23.1	23.1	23.7	23.9
Weighted average common units - diluted	3,466.7	3,456.1	3,465.9	3,456.1
Diluted income per common unit	$0.33	$0.28	$1.26	$0.96
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
In July 2026, the Partnership issued $650 million aggregate principal amount of its Series 2026A Junior Subordinated Notes due 2057 (the “Series 2026A notes”) and $1.10 billion aggregate principal amount of its Series 2026B Junior Subordinated Notes due 2057 (the “Series 2026B notes”). Initially, the Series 2026A notes will bear interest at an annual rate of 6.550% and the Series 2026B notes will bear interest at an annual rate of 6.700%. The Partnership used the net proceeds to redeem the Series H Preferred Units, to repay borrowings under its Five-Year Credit Facility and for general partnership purposes.
In July 2026, the Partnership redeemed its $550 million aggregate principal amount of 3.90% senior notes due July 2026 using cash on hand and commercial paper borrowings.

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
In August 2026, Sunoco LP redeemed all of its outstanding 6.000% CAD senior notes due 2028.
USAC Senior Note Issuance
In September 2026, USAC issued $600 million aggregate principal amount of 6.750% senior notes due 2035. These notes will mature on April 1, 2035, and interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2027.
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
As of September 30, 2026, the Five-Year Credit Facility had $565 million of outstanding borrowings, $441 million of which consisted of commercial paper. The amount available for future borrowings was $4.41 billion, after accounting for outstanding letters of credit in the amount of $29 million. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 4.36%.
Sunoco LP Credit Facility
As of September 30, 2026, Sunoco LP’s credit facility, which matures in June 2030, had $111 million of outstanding borrowings, substantially all of which were CAD-denominated, and $84 million in standby letters of credit. The unused availability on Sunoco LP’s revolving credit facility as of September 30, 2026 was $2.30 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 4.35%.
Sunoco LP Receivables Financing Agreement
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2026, this facility had no outstanding borrowings. On October 8, 2026, pursuant to a payoff letter with PNC Bank, National Association, as administrative agent, the receivables financing agreement and the related transaction documents were terminated and all related security interests and liens were released.
USAC Credit Facility
As of September 30, 2026, USAC’s credit facility, which matures in August 2030, had $684 million of outstanding borrowings and $2 million outstanding letters of credit. As of September 30, 2026, USAC’s credit facility had $1.06 billion of remaining unused availability. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 5.64%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2026. For the quarter ended September 30, 2026, the Partnership’s leverage ratio, as calculated pursuant to the covenant related to its Five-Year Credit Facility, was 2.83x.

8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets.
Redeemable noncontrolling interests consisted of the following:

	September 30, 2026	December 31, 2025
Crestwood Niobrara LLC preferred units	$225	$225
Other (1)	41	25
Total redeemable noncontrolling interests	$266	$250
(1)Relates to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the nine months ended September 30, 2026 were as follows:

Number of Units
Number of common units at December 31, 2025	3,440.0
Common units issued under the distribution reinvestment plan	1.8
Common units issued for acquisition	1.1
Common units vested under equity incentive plans and other	1.0
Number of common units at September 30, 2026	3,443.9
Energy Transfer Repurchase Program
During the nine months ended September 30, 2026, Energy Transfer did not repurchase any of its common units under its current buyback program. As of September 30, 2026, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the nine months ended September 30, 2026, distributions of $37 million were reinvested under the distribution reinvestment program. As of September 30, 2026, a total of 34.5 million Energy Transfer common units remained available to be issued under currently effective registration statements in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2025 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2025	February 6, 2026	February 19, 2026	$0.3350
March 31, 2026	May 8, 2026	May 20, 2026	0.3375
June 30, 2026	August 7, 2026	August 19, 2026	0.3400
September 30, 2026	November 6, 2026	November 19, 2026	0.3425
Energy Transfer Preferred Units
As of September 30, 2026 and December 31, 2025, Energy Transfer’s outstanding preferred units included 550,000 Series B Preferred Units, 1,484,780 Series G Preferred Units and 41,464,179 Series I Preferred Units. As of December 31, 2025, Energy Transfer’s outstanding preferred units also included 900,000 Series H Preferred Units, which were redeemed on August 17, 2026.

The following tables summarize changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series B	Series G	Series H (1)	Series I	Total
Balance, December 31, 2025	$556	$1,488	$893	$419	$3,356
Distributions to partners	(18)	—	—	(9)	(27)
Net income	9	26	15	9	59
Balance, March 31, 2026	547	1,514	908	419	3,388
Distributions to partners	—	(53)	(29)	(9)	(91)
Net income	9	27	14	9	59
Balance, June 30, 2026	556	1,488	893	419	3,356
Distributions to partners	(18)	—	(15)	(9)	(42)
Redemption of preferred units	—	—	(900)	—	(900)
Other, net	—	—	14	—	14
Net income	9	26	8	9	52
Balance, September 30, 2026	$547	$1,514	$—	$419	$2,480
(1)The Partnership’s Series H Preferred Units were redeemed in August 2026.

	Preferred Unitholders
	Series B	Series F (1)	Series G	Series H	Series I	Total
Balance, December 31, 2024	$556	$496	$1,488	$893	$419	$3,852
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	8	26	15	9	67
Balance, March 31, 2025	547	504	1,514	908	419	3,892
Distributions to partners	—	(16)	(53)	(29)	(9)	(107)
Redemption of preferred units	—	(500)	—	—	—	(500)
Other, net	—	8	—	—	—	8
Net income	9	4	27	14	9	63
Balance, June 30, 2025	556	—	1,488	893	419	3,356
Distributions to partners	(18)	—	—	—	(9)	(27)
Net income	9	—	27	15	8	59
Balance, September 30, 2025	$547	$—	$1,515	$908	$418	$3,388
(1)The Partnership’s Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units were redeemed in May 2025.
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (2)	Series G (2)	Series H (2)	Series I (1)
December 31, 2025	February 1, 2026	February 15, 2026	$33.125	$—	$—	$0.2111
March 31, 2026	May 1, 2026	May 15, 2026	—	35.630	32.500	0.2111
June 30, 2026	August 3, 2026	August 17, 2026	33.125	—	16.611	0.2111
September 30, 2026	November 4, 2026	November 13, 2026	—	35.630	—	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution on Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended March 31, 2026, the cash distribution on Series I Preferred Units was paid on May 15, 2026 to unitholders of record as of the close of business on May 4, 2026. For the period ended June 30, 2026, the cash distribution on Series I Preferred Units was paid on August 14, 2026 to unitholders of record as of the close of business on August 4, 2026. For the period ended September 30, 2026, the cash distribution on Series I Preferred Units will be paid on November 13, 2026 to unitholders of record as of the close of business on November 4, 2026.
(2)Series B and Series G distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028. The final distributions on Series H Preferred Units were paid in conjunction with the Series H Preferred Unit redemption on August 17, 2026.

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
SunocoCorp Cash Distributions
Distributions on SunocoCorp’s common units declared and/or paid by SunocoCorp subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
September 30, 2026	November 19, 2026	1.0148
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
September 30, 2026	November 19, 2026	1.0148
Distributions on Sunoco LP’s Series A Preferred Units, which are paid semi-annually, were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.375
September 1, 2026	September 18, 2026	39.375
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 6, 2026	$0.525
March 31, 2026	May 8, 2026	0.525
June 30, 2026	August 7, 2026	0.525
September 30, 2026	November 6, 2026	0.525
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2026	December 31, 2025
Available-for-sale securities	$36	$30
Foreign currency translation adjustment	(70)	(12)
Actuarial gains related to pensions and other postretirement benefits	54	54
Investments in unconsolidated affiliates, net	12	10
Total AOCI included in partners’ capital, net of tax	$32	$82

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
On September 13, 2023 the USDC ordered that the USDC case would be stayed pending the resolution of another case pending before the United States Supreme Court and that the FERC enforcement case would remain stayed. On November 13, 2023, the FERC appealed the USDC order to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On December 11, 2023, FERC filed a motion to withdraw that appeal, which the Fifth Circuit granted on December 12, 2023. The FERC and USDC proceedings were previously stayed pending resolution of the case pending before the United States Supreme Court. The Supreme Court issued a decision in that case on June 27, 2024. The FERC and USDC proceedings remained stayed at that time. The USDC set a scheduling conference for December 16, 2025. The parties have filed several motions to continue the status conference. On July 22, 2026, the USDC held this matter in abeyance, pending the outcome of settlement discussions between the parties. On October 23, 2026, Rover and the FERC filed a joint motion dismissing Rover’s federal lawsuit, without prejudice to refiling, for the purpose of allowing the stay to lift and the Commission to vote to terminate the FERC Stoneman enforcement proceeding. On October 26, 2026, the USDC granted the motion to dismiss, without prejudice. On October 30, 2026, the FERC terminated the in-house proceeding.
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

Other FERC Proceedings
By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, FERC filed its brief on February 9, 2026, intervenors filed their brief on February 23, 2026, and Panhandle filed its reply brief on March 16, 2026. Oral argument was held on September 24, 2026.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ROW expense	$26	$27	$58	$62

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
As of September 30, 2026 and December 31, 2025, accruals of approximately $536 million and $324 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $76 million.
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
In addition to the contingent loss amounts disclosed above, we are also party to litigation where contingent gains exist. We and our subsidiaries have recently received favorable verdicts in multiple matters, including against Greenpeace International, et al. and CPS Energy, which total approximately $795 million in the aggregate, including any portions allocable to noncontrolling interests. These contingent gains have not been recorded as of September 30, 2026, because the judgment has not yet been received and/or the matter was still appealable at that date. In October 2026, the appeal period lapsed in the CPS Energy matter; therefore, in October, the Partnership recorded the entire judgment of $393 million, including interest and legal fees (all of which are included in the aggregate $795 million mentioned above).
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
On September 8, 2023, the USACE published the Draft EIS. Comments on the Draft EIS were due on December 13, 2023. In December 2025, the USACE issued a Final EIS concluding that the USACE’s preferred alternative is that the USACE reissue its easement to DAPL subject to additional easement conditions. The USACE published the Notice of Availability of the Record of Decision (“ROD”) in the Federal Register on June 5, 2026. The easement has not yet issued, but is expected to issue in the fourth quarter of 2026. On October 9, 2026, the SRST filed a third complaint in D.C. District Court against Federal defendants USACE and PHMSA, alleging various violations of law relating to the issuance of the December 2025 Final EIS and the May 2026 ROD. Much of this lawsuit is duplicative of the 2016 and 2024 litigations. Dakota Access intends to intervene in this new lawsuit and defend against these claims vigorously. The pipeline continues to operate. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken Pipeline; however, Energy Transfer expects that after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
Williams Antitrust Litigation
On June 28, 2024, Louisiana Energy Gateway LLC, The Williams Companies, Inc., and Williams Fields Services Group, LLC (collectively, “Williams”) filed a Petition for Damages against Energy Transfer and Gulf Run Transmission, LLC (“Gulf Run”) in the 42nd Judicial District Court, Parish of DeSoto, State of Louisiana (“42nd District Court”), alleging that Energy Transfer and/or Gulf Run have monopolized, conspired to monopolize, and/or attempted to monopolize the relevant product and geographic market for the movement of natural gas from the Haynesville Shale in northwestern Louisiana south to natural gas facilities in the Louisiana Gulf Coast (the “Relevant Market”), engaged in acquisitions that have directly enabled and incentivized Energy Transfer and Gulf Run to substantially lessen competition, and engaged in unfair methods of competition and unfair trade practices.
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
As of September 30, 2026, Sunoco Defendants are defendants in two cases: one case initiated by the State of Maryland and one by the Commonwealth of Pennsylvania. The actions brought also named ETO, ETP Holdco Corporation and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P., as defendants. ETP Holdco Corporation and Energy Transfer Marketing & Terminals L.P. are wholly owned subsidiaries of Energy Transfer.
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
On May 18, 2026, the Class filed a Motion for Sanctions seeking monetary sanctions from ETMT and non-monetary sanctions against one of ETMT’s outside counsel. ETMT vigorously defended the sanctions motion, and the motion was ultimately denied on August 26, 2026.
On June 26, 2026, ETMT filed its Petition for Writ of Certiorari to the United States Supreme Court. On October 5, 2026, the Supreme Court denied our cert petition. Given that the judgment has already been paid, the denial of the cert petition brings this matter to conclusion.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in 2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50%) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, 2022, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. On October 18, 2023, the DPU issued an Order on Attorney General’s Motion to Compel, ruling on issues originally raised in a motion to compel that the MA AG filed in 2013. The October 18, 2023 Order directed NEG to review its redactions again and, to the extent any invoices are completely redacted or heavily redacted, to provide more lightly redacted versions within 30 days. The October 18, 2023 Order also stated that the DPU will set a new procedural schedule in this matter sometime after NEG complies with the directives in the order, which Respondents have completed as of January 17, 2024. On January 6, 2026, the Hearing Officer issued a memo requesting substantive briefing on the merits of the matter. On April 23, 2026, the MA AG filed its initial brief. Thereafter, the Hearing Officer granted a series of extensions to the briefing schedule. Liberty and NEG submitted their initial briefs on July 7, 2026. The MA AG filed its reply brief on September 11, 2026. NEG filed its sur-reply on October 8, 2026 (and Liberty filed a letter in lieu of a sur-reply), and we are now awaiting further action from the DPU.
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
Shortly after the original class action complaint was filed, SPLP, Energy Transfer, and Energy Transfer R&M removed the class action to the U.S. District Court for the Eastern District of Pennsylvania (the “E.D. Pa.”) on April 24, 2025. On June 13, 2025, the E.D. Pa. granted Plaintiffs’ motion to remand the case to the Court of Common Pleas of Philadelphia County. Defendants appealed the remand decision. Following the filing of the second amended class action complaint, the newly added defendants (including Energy Transfer Marketing & Terminals L.P.) removed the class action to E.D. Pa. on February 20, 2026. Plaintiffs moved to remand on March 23, 2026, which Defendants opposed on April 13, 2026. On August 18, 2026, the U.S. Court of Appeals for the Third Circuit vacated the E.D. Pa.’s original remand order, ruling that the district court must re-evaluate whether the alleged conduct of Energy Transfer R&M triggers a Class Action Fairness Act exception to federal jurisdiction.

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
On March 17, 2025, all defendants (including ETCM) jointly filed a motion to dismiss and brief in support. In the joint motion to dismiss, defendants asserted that FERC’s exclusive jurisdiction preempts all the Attorney General’s state-law claims and, alternatively, that the petition does not state a claim under Oklahoma antitrust law. Further, the motion argues that the Oklahoma Consumer Protection Act claims are time-barred and inconsistent with the statute, and that the unjust enrichment claims are barred by Oklahoma law. Finally, the motion alleges that the Attorney General’s unjust enrichment claims fail as a matter of law because defendants sold natural gas pursuant to valid contracts and the individual consumers were not direct purchasers of natural gas from defendants. On August 19, 2025, the court denied the motion without holding oral argument. Then, on July 31, 2026, the joint defendants filed a Motion to Reconsider the Court’s August 19, 2025 Order denying Defendants’ Motion to Dismiss, or, in the alternative, to certify the Order for interlocutory appeal and stay proceedings based on the Tenth Circuit’s July 6, 2026 decision in In re Winter Storm Uri Natural Gas Litigation, which dismissed similar Winter Storm Uri claims filed in Kansas as a matter of law. The Court held that the motion asks for consideration outside the pleadings and, therefore, cannot be considered at the motion to dismiss stage. The Court denied the Motion for Reconsideration and the requested relief to certify for interlocutory appeal on August 21, 2026.
The case is currently in the discovery phase. The above-referenced Enable case filed by the Oklahoma Attorney General is now consolidated into this action.
Defendants cannot predict the ultimate outcome of this litigation but will vigorously defend against these claims.
Marysville – Toledo Pipeline Corrective Action Order
On September 21, 2026, PHMSA issued a Corrective Action Order (“CAO”) to Energy Transfer regarding integrity concerns associated with Energy Transfer’s hazardous liquid pipeline system. The CAO arises out of a reported release of crude oil from Energy Transfer’s Marysville–Toledo Crude Pipeline (“MTS Pipeline”) near Macomb County, Michigan. In response to this incident and others, the CAO requires Energy Transfer to undertake various corrective actions, including, among other actions, fulfilling investigation and repair obligations across all hazardous liquid pipeline facilities owned or operated by the Partnership, its subsidiaries, and related entities. Energy Transfer has requested an administrative hearing with PHMSA regarding this matter; however, the agency has delayed the date of this hearing in order to allow the parties to engage in good faith negotiations in an effort to determine a set of corrective measures that address PHMSA’s concerns with the Partnership’s hazardous liquid pipeline system while minimizing impacts to operations.
Tax Contingencies
Rover Ad Valorem Taxes
Rover appealed the Ohio Department of Taxation (the “Department”) final determination of the 2019 Ohio true value of the Rover pipeline to the Ohio Board of Tax Appeals (the “BTA”) on September 11, 2020. On March 7, 2024, the BTA remanded the matter to the Department to redetermine the Ohio true value of the Rover pipeline consistent with the opinion of the appraiser the Department engaged for purposes of the BTA hearing. Rover appealed the BTA’s order to the Ohio Supreme Court on April 5, 2024, and the court affirmed the BTA’s order on August 13, 2025.
Rover timely petitioned the Department's preliminary assessments of its 2020 through 2025 Ohio true values, and these petitions remain pending. If it becomes probable that the Ohio Tax Commissioner’s preliminary assessments for tax years 2020 through 2025 are ultimately upheld, then Rover would recognize an additional Ohio public utility personal property tax liability for tax years 2020 through 2025 up to approximately $346 million, including interest. Rover intends to pursue all available legal remedies for the 2020 through 2025 tax years, and Rover cannot predict the outcome of these matters at this time.
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
•The Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2026, the Partnership had been named as a PRP at approximately 29 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2026	December 31, 2025
Current	$93	$62
Non-current	407	354
Total environmental liabilities	$500	$416
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
During the three and nine months ended September 30, 2026, the Partnership recorded $6 million and $19 million, respectively, of expenditures related to environmental cleanup programs. During the three and nine months ended September 30, 2025, the Partnership recorded $19 million and $26 million, respectively, of expenditures related to environmental cleanup programs.
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

The following table presents the opening and closing balances of Sunoco LP’s and USAC’s contract assets for the periods presented:

	Contract Assets	Accounts receivable from contracts with customers
December 31, 2025	$480	$1,757
September 30, 2026	591	3,743
Increase (decrease)	$111	$1,986

December 31, 2024	$288	$1,167
September 30, 2025	344	1,339
Increase (decrease)	$56	$172
The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2025	$745
Additions	502
Revenue recognized	(499)
Balance, September 30, 2026	$748

Balance, December 31, 2024	$759
Additions	838
Revenue recognized	(954)
Balance, September 30, 2025	$643
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
As of September 30, 2026, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $37.59 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated in the following table:

	Years Ending December 31,
	2026
	(remainder)	2027	2028	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2026	$2,381	$7,556	$6,136	$21,513	$37,586

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
The following table details our outstanding commodity-related derivatives:

	September 30, 2026		December 31, 2025
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas (BBtu)	(100,553)	2026-2028	(233,645)	2026-2028
Power (Megawatt)	(1,435,071)	2026-2033	(461,896)	2026-2029
Crude, NGL and refined products (MBbls)	(25,719)	2026-2029	(59,247)	2026-2029
Other	various	2026-2027	various	2026-2042
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(87,170)	2026-2027	(100,346)	2026
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		September 30, 2026
Sunoco LP:
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$216
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with Sunoco LP’s TanQuid acquisition in 2026, with a notional amount of €191 million ($216 million).
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Commodity derivatives – margin deposits	$14	$31	$(7)	$(2)
	14	31	(7)	(2)
Derivatives not designated as hedging instruments:
Commodity derivatives – margin deposits	841	485	(1,190)	(392)
Commodity derivatives	61	102	(89)	(60)
Interest rate derivatives	8	—	—	—
	910	587	(1,279)	(452)
Total derivatives	$924	$618	$(1,286)	$(454)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives without offsetting agreements	Other non-current assets, net	$8	$—	$—	$—
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	61	102	(89)	(60)
Broker cleared derivative contracts	Other current assets (liabilities)	855	516	(1,197)	(394)
Total gross derivatives		924	618	(1,286)	(454)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(52)	(50)	52	50
Counterparty netting	Other current assets (liabilities)	(812)	(384)	812	384
Total net derivatives		$60	$184	$(422)	$(20)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$(315)	$10	$(466)	$114
Interest rate derivatives	Other, net	7	—	9	—
Total		$(308)	$10	$(457)	$114
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
We define Segment Adjusted EBITDA as total Partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt, certain foreign currency transaction gains and losses, other non-operating income or expense items and certain non-recurring gains and losses. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$980	$773	$2,503	$2,739
Intersegment revenues	101	96	330	355
	1,081	869	2,833	3,094
Interstate transportation and storage:
Revenues from external customers	609	595	1,835	1,792
Intersegment revenues	11	8	28	22
	620	603	1,863	1,814
Midstream:
Revenues from external customers	901	819	2,652	2,560
Intersegment revenues	3,008	2,173	7,122	7,223
	3,909	2,992	9,774	9,783
NGL and refined products transportation and services:
Revenues from external customers	6,290	4,919	18,399	15,982
Intersegment revenues	1,343	934	3,626	2,721
	7,633	5,853	22,025	18,703
Crude oil transportation and services:
Revenues from external customers	9,407	6,043	28,203	17,996
Intersegment revenues	7	—	20	3
	9,414	6,043	28,223	17,999
Investment in Sunoco LP:
Revenues from external customers	17,976	6,023	42,906	16,586
Intersegment revenues	53	9	72	15
	18,029	6,032	42,978	16,601
Investment in USAC:
Revenues from external customers	347	234	973	698
Intersegment revenues	11	17	58	48
	358	251	1,031	746
All other:
Revenues from external customers	593	548	1,737	1,863
Intersegment revenues	318	375	793	991
	911	923	2,530	2,854
Eliminations	(4,852)	(3,612)	(12,049)	(11,378)
Total	$37,103	$19,954	$99,208	$60,216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of products sold:
Intrastate transportation and storage	$661	$546	$1,503	$2,071
Interstate transportation and storage	3	3	10	8
Midstream	2,512	1,746	5,578	5,917
NGL and refined products transportation and services	6,351	4,493	17,762	14,769
Crude oil transportation and services	8,425	5,047	24,983	14,986
Investment in Sunoco LP	16,469	5,386	38,265	14,733
Investment in USAC	34	34	96	112
All other	923	895	2,419	2,799
Eliminations	(4,847)	(3,588)	(12,000)	(11,316)
Total	$30,531	$14,562	$78,616	$44,079

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses:
Intrastate transportation and storage	$75	$72	$215	$190
Interstate transportation and storage	216	271	661	681
Midstream	485	459	1,444	1,296
NGL and refined products transportation and services	313	294	895	771
Crude oil transportation and services	245	243	699	693
Investment in Sunoco LP	380	180	1,195	500
Investment in USAC	99	43	279	133
All other	5	17	18	18
Eliminations	(53)	(65)	(157)	(158)
Total	$1,765	$1,514	$5,249	$4,124

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization:
Intrastate transportation and storage	$59	$52	$162	$154
Interstate transportation and storage	144	144	433	427
Midstream	476	457	1,415	1,364
NGL and refined products transportation and services	262	249	777	745
Crude oil transportation and services	271	294	807	775
Investment in Sunoco LP	280	159	848	469
Investment in USAC	89	71	265	212
All other	18	14	50	45
Total	$1,599	$1,440	$4,757	$4,191

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expenses, excluding non-cash compensation and accretion expenses:
Intrastate transportation and storage	$13	$12	$41	$36
Interstate transportation and storage	35	29	99	92
Midstream	54	48	160	151
NGL and refined products transportation and services	47	41	143	130
Crude oil transportation and services	38	36	84	118
Investment in Sunoco LP	143	47	449	130
Investment in USAC	30	14	90	42
All other	14	11	31	37
Total	$374	$238	$1,097	$736

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity in earnings of unconsolidated affiliates (1) :
Intrastate transportation and storage	$5	$4	$15	$12
Interstate transportation and storage	76	73	222	208
Midstream	2	8	7	14
NGL and refined products transportation and services	16	22	53	59
Crude oil transportation and services	7	8	19	17
All other	6	1	14	3
Total	$112	$116	$330	$313
(1)Amounts reflected above exclude Sunoco LP’s earnings from the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other segment items (1) :
Intrastate transportation and storage	$14	$(9)	$86	$61
Interstate transportation and storage	134	131	407	380
Midstream	6	12	43	25
NGL and refined products transportation and services	302	29	470	32
Crude oil transportation and services	165	29	117	18
Investment in Sunoco LP	12	70	(180)	163
Investment in USAC	3	—	14	—
All other	5	(8)	(8)	5
Eliminations	(46)	(56)	(164)	(159)
Total	$595	$198	$785	$525
(1)Other segment items include, if applicable to a segment, Adjusted EBITDA related to unconsolidated affiliates and other income and expense items. The amounts reflected above include the reversal of unrealized gains and losses, because such amounts are included in cost of products sold in the table above but are excluded from Segment Adjusted EBITDA. For the investment in Sunoco LP segment, this also includes inventory valuation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$322	$431	$1,234	$930
Interstate transportation and storage	221	110	674	235
Midstream	421	416	1,206	1,149
NGL and refined products transportation and services	400	328	1,009	1,076
Crude oil transportation and services	133	115	347	272
Investment in Sunoco LP	237	157	638	418
Investment in USAC	107	47	206	110
All other	83	34	215	188
Total	$1,924	$1,638	$5,529	$4,378
(1)Amounts are presented on the accrual basis, net of contributions in aid of construction costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	September 30, 2026	December 31, 2025
Investments in unconsolidated affiliates (1):
Intrastate transportation and storage	$161	$151
Interstate transportation and storage	2,393	2,353
Midstream	127	130
NGL and refined products transportation and services	376	362
Crude oil transportation and services	189	190
Investment in Sunoco LP	342	342
All other	65	61
Total	$3,653	$3,589
(1)Amounts reflected above exclude Sunoco LP’s investments in the ET-S Permian and J.C. Nolan joint ventures, which are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA:
Intrastate transportation and storage	$346	$230	$1,160	$858
Interstate transportation and storage	500	431	1,500	1,413
Midstream	864	751	2,635	2,444
NGL and refined products transportation and services	1,224	1,054	3,695	3,065
Crude oil transportation and services	871	746	2,574	2,220
Investment in Sunoco LP	1,049	489	2,889	1,401
Investment in USAC	198	160	580	459
All other	(21)	(23)	1	(58)
Adjusted EBITDA (consolidated)	$5,031	$3,838	$15,034	$11,802

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,814	$1,292	$6,320	$4,470
Depreciation, depletion and amortization	1,599	1,440	4,757	4,191
Interest expense, net of interest capitalized	944	890	2,825	2,564
Income tax expense	187	87	516	207
Impairment losses	2	1	2	8
Non-cash compensation expense	49	40	137	110
Unrealized (gains) losses on commodity risk management activities	379	(1)	519	(32)
Inventory valuation adjustments (Sunoco LP)	(19)	(10)	(445)	(31)
Losses on extinguishments of debt	—	12	7	31
Adjusted EBITDA related to unconsolidated affiliates	196	193	588	542
Equity in earnings of unconsolidated affiliates	(112)	(116)	(330)	(313)
Other, net	(8)	10	138	55
Adjusted EBITDA (consolidated)	$5,031	$3,838	$15,034	$11,802

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, in “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 and in the Current Report on Form 8-K12B filed with the SEC on July 6, 2026. Additional information on forward-looking statements is discussed in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Acquisitions
Vaquero Acquisition
On October 6, 2026, Energy Transfer entered into a definitive agreement to acquire all the equity interests of Vaquero and related assets for total consideration of approximately $2.63 billion. The transaction consideration will consist of $1.95 billion in cash and approximately 33.3 million newly issued Energy Transfer common units. Vaquero owns and operates natural gas gathering, processing, and transportation assets in the Delaware Basin. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions and regulatory approvals.
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
Offen Acquisition by Sunoco LP
On October 27, 2026, Sunoco LP completed the acquisition of Offen Parent, LLC, the parent company of Offen Petroleum Holdings, LLC, in an all-cash transaction for approximately $600 million, plus working capital adjustments. Offen Parent, LLC and its subsidiaries are collectively referred to as “Offen Petroleum.” Offen Petroleum operates a U.S.-based fuel distribution network delivering approximately 2.5 billion gallons annually, serving approximately 7,000 customers and over 800 retail stations across the Midwest, Mountain West, and Southwest regions of the U.S.
Other Sunoco LP Acquisitions
In the first, second and third quarters of 2026, Sunoco LP completed other acquisitions for total cash consideration of approximately $50 million, $22 million and $15 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
J-W Power Company Acquisition by USAC
On January 12, 2026 (the “J-W Acquisition Date”), USAC completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), a large privately-held provider of compression services in the United States. USAC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). USAC completed the acquisition for total consideration of approximately $912 million, consisting of (i) approximately $455 million in cash and (ii) approximately 18.2 million newly issued USAC common units, which had a fair value on the J-W Power Acquisition date of approximately $457 million, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of USAC.

The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to USAC’s fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
Quarterly Cash Distribution
In October 2026, Energy Transfer announced a quarterly distribution of $0.3425 per unit ($1.37 annualized) on Energy Transfer common units for the quarter ended September 30, 2026.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued on January 16, 2019, the FERC initiated a review of Panhandle’s then-existing rates pursuant to Section 5 of the NGA to determine whether the rates charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The NGA Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021, and on December 16, 2022, the FERC issued its order on the initial decision. On January 17, 2023, Panhandle and the Michigan Public Service Commission each filed a request for rehearing of FERC’s order on the initial decision, which were denied by operation of law as of February 17, 2023. On March 23, 2023, Panhandle appealed these orders to the D.C. Circuit, and the Michigan Public Service Commission also subsequently appealed these orders. On April 25, 2023, the D.C. Circuit consolidated Panhandle’s and Michigan Public Service Commission’s appeals and stayed the consolidated appeal proceeding while the FERC further considered the requests for rehearing of its December 16, 2022 order. On September 25, 2023, the FERC issued its order addressing arguments raised on rehearing and compliance, which denied our requests for rehearing. Panhandle filed its Petition for Review with the D.C. Circuit regarding the September 25, 2023 order. On October 25, 2023, Panhandle filed a limited request for rehearing of the September 25 order addressing arguments raised on rehearing and compliance, which was subsequently denied by operation of law on November 27, 2023. On November 17, 2023, Panhandle provided refunds to shippers and on November 30, 2023, Panhandle submitted a refund report regarding the consolidated rate proceedings, which was protested by several parties. On January 5, 2024, the FERC issued a second order addressing arguments raised on rehearing in which it modified certain discussion from its September 25, 2023 order and sustained its prior conclusions. Panhandle has timely filed its Petition for Review with the D.C. Circuit regarding the January 5, 2024 order. On May 28, 2024, the FERC issued an order rejecting Panhandle’s refund report. On June 27, 2024, Panhandle filed a revised refund report in compliance with the FERC’s May 28, 2024 order rejecting Panhandle’s refund report and a request for rehearing of the FERC’s May 28, 2024 order rejecting Panhandle’s refund report, and provided revised refunds to shippers, or in the case of shippers whose revised refunds are less than the original amounts refunded, notices of upcoming debits. One party protested Panhandle’s revised refund report, and Panhandle submitted a response to the protest on July 24, 2024. By notice issued July 29, 2024, Panhandle’s rehearing request was deemed denied. In an order issued September 9, 2024, FERC addressed arguments raised on rehearing, modified the discussion in the May 28, 2024 order and continued to reach the same result. On September 18, 2024, Panhandle petitioned the D.C. Circuit for review of the September 9, 2024, July 29, 2024, and May 28, 2024 orders. On December 5, 2024, the FERC issued an order rejecting Panhandle’s June 27, 2024, refund report, ordering a corrected refund report and directing the issuance of additional refunds. On January 3, 2025, Panhandle submitted an adjusted refund report as well as a request for rehearing of the FERC’s December 5, 2024 order. The FERC approved the adjusted refund report by letter order dated January 23, 2025. On February 3, 2025, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On March 24, 2025, Panhandle petitioned the D.C. Circuit for review of the December 5, 2024 and February 3, 2025 orders. On April 4, 2025, the FERC issued an Order on Rehearing and Clarification. On May 16, 2025, Panhandle petitioned the D.C. Circuit for review of the April 4, 2025 order. On May 19, 2025, the D.C. Circuit consolidated all cases before it and placed the consolidated cases in abeyance pending further order of the D.C. Circuit. On August 12, 2025, the D.C. Circuit issued an order returning all cases to the court’s active docket and issued a briefing schedule. Panhandle filed its initial brief on November 10, 2025, FERC filed its brief on February 9, 2026, intervenors filed their brief on February 23, 2026, and Panhandle filed its reply brief on March 16, 2026. Oral argument was held on September 24, 2026.
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
In December 2020, FERC issued an order setting the indexed rate at the Producer Price Index for Finished Goods (PPI-FG) plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20, 2022 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20, 2022 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20, 2022 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17, 2020 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then-effective index by one percent.
On November 20, 2025, FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG plus 0.78% index established in its December 17, 2020 order would remain in effect through June 30, 2026. On the same day, FERC issued an Order Denying Rehearing of the Reinstatement Order and Granting Remedial Relief (“Remedial Relief Order”), which granted remedial relief to liquids pipelines for the period of March 1, 2022 to September 17, 2024 (the “Locked-In Period”), when the lower index was effective under the order vacated by the D.C. Circuit in LEPA v. FERC, but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. On October 15, 2026, in response to requests for clarification, FERC issued an order clarifying that pipelines that charged less than the maximum rate during the Locked-In Period may also recover remedial amounts in certain circumstances, and that pipelines eligible for remedial relief may collect interest on those amounts. FERC also denied a motion to stay the Remedial Relief Order pending judicial review. Court appeals of the Remedial Relief Order remain pending.
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
In January 2026, multiple shippers filed petitions for review at the D.C. Circuit challenging FERC’s November 20, 2025 orders, including, the (i) Remedial Relief Order, (ii) Order Terminating Supplemental NOPR, and (iii) Emergency Relief Order Denial. These appeals are pending.
On April 24, 2026, the FERC issued an order setting the indexed rate at PPI-FG minus 0.55% during the five-year period commencing July 1, 2026 through June 30, 2031 (“Index Order”). Following issuance of the final rule on April 24, 2026, shippers and other parties filed petitions for review with the D.C. Circuit challenging the Index Order. Those petitions are pending.
Separately, on December 15, 2022, the FERC had issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addressed whether a contract for committed transportation service complies with the ICA where the only shipper to obtain the committed service is an affiliate of the regulated entity. The proposed policy statement would have created a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and required a pipeline to produce additional evidentiary support for affiliate contract rates and terms. On February 19, 2026, the FERC withdrew the proposed policy statement on the basis that the record contained insufficient evidence of discriminatory open season terms and conditions to merit an industry-wide policy statement. FERC noted, however, that it would continue to address issues related to affiliated-only committed service in individual proceedings.
On May 21, 2026, the FERC issued a notice of proposed rulemaking to revise its blanket certificate regulations to expand the scope and scale of projects that interstate natural gas pipelines may construct without a case-specific authorization order and to increase the cost limits for such projects, among other changes.
On October 15, 2026, the FERC issued a Draft Policy Statement on Environmental Review of Natural Gas Act Applications stating that the FERC would no longer require applicants for Natural Gas Act authorizations to submit air dispersion modeling.
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
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brings the Partnership into scope for Pillar Two global minimum tax. Several jurisdictions in which we now operate have enacted legislation implementing the Organization for Economic Co-operation and Development ("OECD") Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco LP estimates its Pillar Two global minimum tax expense to be immaterial in 2026 and has not accrued any current tax expense related to Pillar Two during the nine months ended September 30, 2026.
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
RESULTS OF OPERATIONS
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt, certain foreign currency transaction gains and losses, other non-operating income or expense items and certain non-recurring gains and losses. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$346	$230	$116	$1,160	$858	$302
Interstate transportation and storage	500	431	69	1,500	1,413	87
Midstream	864	751	113	2,635	2,444	191
NGL and refined products transportation and services	1,224	1,054	170	3,695	3,065	630
Crude oil transportation and services	871	746	125	2,574	2,220	354
Investment in Sunoco LP	1,049	489	560	2,889	1,401	1,488
Investment in USAC	198	160	38	580	459	121
All other	(21)	(23)	2	1	(58)	59
Adjusted EBITDA (consolidated)	$5,031	$3,838	$1,193	$15,034	$11,802	$3,232

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$1,814	$1,292	$522	$6,320	$4,470	$1,850
Depreciation, depletion and amortization	1,599	1,440	159	4,757	4,191	566
Interest expense, net of interest capitalized	944	890	54	2,825	2,564	261
Income tax expense	187	87	100	516	207	309
Impairment losses	2	1	1	2	8	(6)
Non-cash compensation expense	49	40	9	137	110	27
Unrealized (gains) losses on commodity risk management activities	379	(1)	380	519	(32)	551
Inventory valuation adjustments (Sunoco LP)	(19)	(10)	(9)	(445)	(31)	(414)
Losses on extinguishments of debt	—	12	(12)	7	31	(24)
Adjusted EBITDA related to unconsolidated affiliates	196	193	3	588	542	46
Equity in earnings of unconsolidated affiliates	(112)	(116)	4	(330)	(313)	(17)
Other, net	(8)	10	(18)	138	55	83
Adjusted EBITDA (consolidated)	$5,031	$3,838	$1,193	$15,034	$11,802	$3,232

Net Income. For the three and nine months ended September 30, 2026 compared to the same periods last year, net income increased by $522 million and $1.85 billion, respectively. The increase for the three months ended September 30, 2026 was primarily due to higher segment margin from (i) our intrastate transportation and storage segment, where segment margin was favorably impacted by early volumes during the capacity ramp-up of the Hugh Brinson Pipeline, (ii) our midstream segment, where segment margin was favorably impacted by higher gathering and processing volumes as well as higher NGL prices and natural gas prices, and (iii) our investment in Sunoco LP and USAC segments, where segment margin increased due to recent acquisitions. These increases were partially offset by higher operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization and interest expense. The increase for the nine months ended September 30, 2026 was primarily due to higher segment margin from (i) our intrastate transportation and storage segment, where segment margin was favorably impacted by wider basis differentials and early volumes from the commissioning and capacity ramp-up of the Hugh Brinson Pipeline, (ii) our midstream segment, where segment margin was favorably impacted by higher gathering and processing volumes, as well as higher NGL and natural gas prices, (iii) our NGL and refined products transportation and services segment and our crude oil transportation and services segment, where segment margin benefited from favorable market conditions and higher spreads, and (iv) our investment in Sunoco LP and USAC segments, where segment margin increased due to recent acquisitions. These increases were partially offset by higher operating expenses, selling, general and administrative expenses, depreciation, depletion and amortization and interest expense. These changes are discussed in more detail below and in “Segment Operating Results.”
Adjusted EBITDA (consolidated). For the three and nine months ended September 30, 2026 compared to the same periods last year, Adjusted EBITDA increased by $1.19 billion and $3.23 billion, respectively, primarily due to increases in our intrastate transportation and storage segment, midstream segment, NGL and refined products transportation and services segment, crude oil transportation and services segment, and our investment in Sunoco LP segment.
Additional information on changes impacting net income and Adjusted EBITDA is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2026 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and nine months ended September 30, 2026 compared to the same periods last year primarily due to an increase in aggregate debt balances following the acquisition of Parkland and the refinancing of certain preferred units with long-term debt.
Income Tax Expense. For the three and nine months ended September 30, 2026 compared to the same periods last year, income tax expense increased primarily due to increased corporate earnings from recent acquisitions. Some of the recent acquisitions have subsidiaries that operate in foreign jurisdictions where those subsidiaries are subject to statutory income tax rates that are higher than the U.S. federal corporate income tax rate. Additionally, the income tax expense from those recent acquisitions was further increased due to the non-deductibility of a portion of foreign currency exchange losses in certain Canadian subsidiaries and losses incurred in certain foreign subsidiaries that operate in foreign jurisdictions that do not impose a corporate income tax.
Impairment Losses. For the three and nine months ended September 30, 2025, the impairment losses were related to USAC’s evaluation of the future deployment of its idle fleet under current market conditions.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2026 and 2025, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $19 million and $10 million, respectively, which increased net income. For the nine months ended September 30, 2026 and 2025, the Partnership’s cost of products sold included favorable inventory valuation adjustments of $445 million and $31 million, respectively, which increased net income.
Losses on Extinguishments of Debt. For the nine months ended September 30, 2026, loss on extinguishment of debt was due to Energy Transfer and Sunoco LP's redemption of senior notes. For the three and nine months ended September 30, 2025, loss on extinguishment of debt was primarily related to Sunoco LP’s termination of bridge financing related to the Parkland acquisition.

Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Other, Net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$42	$41	$1	$118	$114	$4
MEP	20	19	1	62	54	8
White Cliffs	4	5	(1)	15	13	2
Explorer	2	8	(6)	13	22	(9)
SESH	15	14	1	45	42	3
Other	29	29	—	77	68	9
Total equity in earnings of unconsolidated affiliates	$112	$116	$(4)	$330	$313	$17

Adjusted EBITDA related to unconsolidated affiliates (1):
Citrus	$91	$88	$3	$264	$255	$9
MEP	30	28	2	89	80	9
White Cliffs	9	10	(1)	30	28	2
Explorer	5	12	(7)	24	35	(11)
SESH	16	15	1	48	45	3
Other	45	40	5	133	99	34
Total Adjusted EBITDA related to unconsolidated affiliates	$196	$193	$3	$588	$542	$46

Distributions received from unconsolidated affiliates:
Citrus	$26	$10	$16	$59	$76	$(17)
MEP	23	26	(3)	82	81	1
White Cliffs	11	9	2	31	27	4
Explorer	4	8	(4)	16	23	(7)
SESH	20	15	5	50	38	12
Other	25	24	1	75	68	7
Total distributions received from unconsolidated affiliates	$109	$92	$17	$313	$313	$—
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Natural gas transported (BBtu/d)	15,759	13,861	1,898	14,459	14,102	357
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	23,698	8,225	15,473
Revenues	$1,081	$869	$212	$2,833	$3,094	$(261)
Cost of products sold	661	546	115	1,503	2,071	(568)
Segment margin	420	323	97	1,330	1,023	307
Unrealized (gains) losses on commodity risk management activities	8	(16)	24	65	39	26
Operating expenses, excluding non-cash compensation expense	(75)	(72)	(3)	(215)	(190)	(25)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(12)	(1)	(41)	(36)	(5)
Adjusted EBITDA related to unconsolidated affiliates	7	6	1	20	17	3
Other	(1)	1	(2)	1	5	(4)
Segment Adjusted EBITDA	$346	$230	$116	$1,160	$858	$302
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, transported volumes of gas on our Texas intrastate pipelines increased primarily due to new third-party transportation contracts tied to the recently in-service Hugh Brinson Pipeline and its downstream assets. Transported volumes reported above exclude volumes attributable to purchases and sales of gas for our pipelines’ own accounts and the optimization of any unused capacity.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Transportation fees	$254	$218	$36	$706	$659	$47
Natural gas sales and other (excluding unrealized gains and losses)	149	67	82	547	300	247
Retained fuel (excluding unrealized gains and losses)	9	8	1	32	26	6
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	16	14	2	110	77	33
Unrealized losses on commodity risk management activities and fair value inventory adjustments	(8)	16	(24)	(65)	(39)	(26)
Total segment margin	$420	$323	$97	$1,330	$1,023	$307
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:
•an increase of $82 million in realized natural gas sales and other primarily due to early volumes during the capacity ramp-up of the Hugh Brinson Pipeline; and
•an increase of $36 million in transportation fees primarily due to new third-party transportation contracts tied to the recently in-service Hugh Brinson Pipeline and its downstream assets; partially offset by
•an increase of $3 million in operating expenses primarily due to employee related costs as well as volume and pricing increases across utilities and consumables.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:
•an increase of $247 million in realized natural gas sales and other primarily due to wider basis differentials and a $75 million increase from early volumes during the commissioning and capacity ramp-up of the Hugh Brinson Pipeline;
•an increase of $47 million in transportation fees primarily due to new third-party transportation contracts tied to the recently in-service Hugh Brinson Pipeline and its downstream assets and higher reservation revenues on long-term third-party contracts;
•an increase of $33 million in storage margin due to favorable impacts from increased price volatility; and
•an increase of $6 million in retained fuel margin due to favorable gas pricing and volumes; partially offset by
•an increase of $5 million in selling, general and administrative expenses primarily due to legal fees; and
•an increase of $25 million in operating expenses primarily due to a $10 million increase from the Hugh Brinson Pipeline, a $6 million increase in employee related costs, a $4 million increase in maintenance and project related expenses, and a $3 million increase in utility costs.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Natural gas transported (BBtu/d)	17,990	17,694	296	17,999	17,932	67
Natural gas sold (BBtu/d)	20	43	(23)	29	35	(6)
Revenues	$620	$603	$17	$1,863	$1,814	$49
Cost of products sold	3	3	—	10	8	2
Segment margin	617	600	17	1,853	1,806	47
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(216)	(271)	55	(661)	(681)	20
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(35)	(29)	(6)	(99)	(92)	(7)
Adjusted EBITDA related to unconsolidated affiliates	134	129	5	397	378	19
Other	—	2	(2)	10	2	8
Segment Adjusted EBITDA	$500	$431	$69	$1,500	$1,413	$87
Volumes. For the three months ended September 30, 2026 compared to the same period last year, transported volumes increased primarily due to more capacity sold and higher utilization on several of our systems due to higher demand. For the nine months ended September 30, 2026 compared to the same period last year, transport volumes increased due to increased demand across our systems.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•a decrease of $55 million in operating expenses primarily due to a $49 million decrease in ad valorem taxes including a $43 million reduction from the resolution of a prior period ad valorem tax obligation on our Rover system in 2025, a $9 million decrease in the revaluation of system gas and other system gas activity, and a $6 million decrease in project related expenses, partially offset by a $4 million increase in employee related costs and a $2 million increase related to volumes and pricing;
•an increase of $17 million in segment margin primarily due to a $23 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher utilization, partially offset by an aggregate $8 million decrease in operational gas sales; and
•an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher revenues from our Citrus, MEP and SESH joint ventures; partially offset by
•an increase of $6 million in selling, general and administrative expenses primarily due to higher professional fees, employee costs and allocated costs.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $47 million in segment margin primarily due to a $56 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher utilization, as well as a $6 million increase due to higher storage revenue, partially offset by a $15 million decrease in operational gas sales;
•a decrease of $20 million in operating expenses primarily due to a $50 million decrease in ad valorem taxes including a $43 million reduction from the resolution of a prior period ad valorem tax obligation on our Rover system in 2025, partially offset by a $14 million increase in employee related costs, a $6 million increase from one-time expenses, and a $10 million increase related to volumes, utility and fuel pricing, and other direct costs;
•an increase of $19 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an $8 million increase from our MEP joint venture due to higher revenue, partially offset by higher operating expenses, an $8 million increase from our Citrus joint venture due to higher revenue and a $3 million increase from our SESH pipeline joint venture due to higher revenue; and

•an increase of $8 million in other primarily due to the realization of proceeds from a shipper bankruptcy settlement; partially offset by
•an increase of $7 million in selling, general and administrative expenses primarily due to a $4 million adjustment related to accrued excise taxes in the prior period and an aggregate $3 million increase in employee costs, allocated costs and insurance expense.
Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Gathered volumes (BBtu/d)	22,941	21,581	1,360	22,259	21,111	1,148
NGLs produced (MBbls/d)	1,269	1,149	120	1,224	1,140	84
Equity NGLs (MBbls/d)	74	67	7	74	64	10
Revenues	$3,909	$2,992	$917	$9,774	$9,783	$(9)
Cost of products sold	2,512	1,746	766	5,578	5,917	(339)
Segment margin	1,397	1,246	151	4,196	3,866	330
Operating expenses, excluding non-cash compensation expense	(485)	(459)	(26)	(1,444)	(1,296)	(148)
Selling, general and administrative expenses, excluding non-cash compensation expense	(54)	(48)	(6)	(160)	(151)	(9)
Adjusted EBITDA related to unconsolidated affiliates	5	11	(6)	15	22	(7)
Other	1	1	—	28	3	25
Segment Adjusted EBITDA	$864	$751	$113	$2,635	$2,444	$191
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, gathering and processing volumes increased in most regions, primarily from new and upgraded plants in the Permian region and dry gas gathering in the Northeast and Ark-La-Tex regions. NGL production increased primarily due to increased Permian plant utilization from new and existing plants.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $151 million in segment margin primarily due to an $82 million increase attributable to higher gathered and processed volumes from increased processing capacity and operational efficiencies, which includes an intercompany imbalance that is fully offset within our NGL and refined products transportation and services segment, as well as higher NGL prices of $61 million and higher natural gas prices of $9 million; partially offset by
•an increase of $6 million in selling, general, and administrative expenses due to higher corporate allocations;
•an increase of $26 million in operating expenses due to a $17 million increase in employee costs, a $13 million increase due to an increase in project activity, and a $3 million increase related to assets placed in service, partially offset by a $5 million decrease related to power optimization and a $5 million decrease in one-time items; and
•a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to the one-time recognition of fee credits associated with a contract restructuring in the prior period.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impact of the following:
•an increase of $330 million in segment margin primarily due to a $250 million increase attributable to higher gathered and processed volumes from increased processing capacity and operational efficiencies, higher NGL prices of $127 million, higher natural gas prices of $17 million, and a $14 million increase due to reduced third-party NGL transportation and fractionation costs from our Oklahoma processing facilities, partially offset by a $160 million decrease attributable to the non-recurring recognition of certain amounts associated with Winter Storm Uri in the prior period; and
•an increase of $25 million in other income due to $15 million in proceeds from a shipper bankruptcy settlement and $11 million from the recognition of proceeds from a business interruption claim; partially offset by

•an increase of $148 million in operating expenses due to a $52 million increase in employee costs, a $43 million increase in environmental reserves, a $39 million increase related to the 2025 adjustment of certain estimates, a $12 million increase related to an asset abandonment, and an $8 million increase related to assets placed in service, partially offset by a $5 million decrease in ad valorem taxes;
•an increase of $9 million in selling, general, and administrative expenses primarily due to higher corporate allocations; and
•a decrease of $7 million in Adjusted EBITDA related to unconsolidated affiliates due to the one-time recognition of fee credits associated with a contract restructuring in the prior period.
NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
NGL transportation volumes (MBbls/d)	2,630	2,487	143	2,566	2,333	233
Refined products transportation volumes (MBbls/d)	539	601	(62)	567	591	(24)
NGL and refined products terminal volumes (MBbls/d)	1,805	1,660	145	1,798	1,556	242
NGL fractionation volumes (MBbls/d)	1,184	1,123	61	1,192	1,121	71
Revenues	$7,633	$5,853	$1,780	$22,025	$18,703	$3,322
Cost of products sold	6,351	4,493	1,858	17,762	14,769	2,993
Segment margin	1,282	1,360	(78)	4,263	3,934	329
Unrealized (gains) losses on commodity risk management activities	276	(4)	280	379	(64)	443
Operating expenses, excluding non-cash compensation expense	(313)	(294)	(19)	(895)	(771)	(124)
Selling, general and administrative expenses, excluding non-cash compensation expense	(47)	(41)	(6)	(143)	(130)	(13)
Adjusted EBITDA related to unconsolidated affiliates	26	33	(7)	88	96	(8)
Other	—	—	—	3	—	3
Segment Adjusted EBITDA	$1,224	$1,054	$170	$3,695	$3,065	$630
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, NGL transportation, fractionation, and terminal throughput volumes increased due to higher volumes from the Permian region, as well as increased NGL exports.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Transportation margin	$726	$743	$(17)	$2,071	$2,062	$9
Fractionators and refinery services margin	257	230	27	791	692	99
Terminal services margin	287	271	16	869	755	114
Storage margin	80	81	(1)	256	237	19
Marketing margin	208	31	177	655	124	531
Unrealized gains (losses) on commodity risk management activities	(276)	4	(280)	(379)	64	(443)
Total segment margin	$1,282	$1,360	$(78)	$4,263	$3,934	$329

Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $177 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $143 million increase resulting from more favorable market conditions (which we anticipate will be partially offset with $100 million in realized derivative losses in future periods) and a $35 million increase in refined product margins as a result of higher spreads;
•an increase of $27 million in fractionators and refinery services margin primarily due to higher throughput; and
•an increase of $16 million in terminal services margin primarily due to a $12 million increase in fees from increased export volumes and rates at our Nederland and Marcus Hook terminals, and a $4 million increase from higher throughput and storage at our refined product terminals; partially offset by
•a decrease of $17 million in transportation margin due to a $22 million decrease on our Gulf Coast pipeline due primarily to an intercompany imbalance that is fully offset within our midstream segment, and a $2 million decrease due to lower refined product transportation volumes due to third-party refinery issues. These decreases were partially offset by a $7 million increase related to higher rates on our Northeast NGL pipelines;
•an increase of $19 million in operating expenses primarily due to a $15 million increase in utilities costs driven by higher utility pricing, a $9 million increase in employee costs, and an $8 million increase in office expenses. These increases were partially offset by a $15 million decrease related to investigation and remediation costs;
•a decrease of $7 million in Adjusted EBITDA related to unconsolidated affiliates due to downtime resulting from weather related issues at a joint venture facility; and
•an increase of $6 million in selling, general and administrative expenses primarily due to higher corporate allocations.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:
•an increase of $531 million in marketing margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $354 million increase resulting from more favorable market conditions (which we anticipate will be partially offset with $100 million in realized derivative losses in future periods), a $112 million increase in refined product margins as result of higher spreads, and $65 million in hedge-related gains during the first quarter of 2026 which offset physical losses realized during the fourth quarter of 2025;
•an increase of $114 million in terminal services margin primarily due to a $92 million increase in fees from loading increased volumes at higher rates for export at our Nederland and Marcus Hook terminals and a $22 million increase from higher throughput and storage at our refined product terminals;
•an increase of $99 million in fractionators and refinery services margin primarily due to higher throughput;
•an increase of $9 million in transportation margin due to a $59 million increase primarily related to higher throughput transporting volumes from our Mont Belvieu fractionation facility to our Nederland terminal for export. This increase was partially offset by a $39 million intercompany imbalance that is completely offset within our midstream segment, a $6 million decrease from lower NGL throughput on our Mariner West system due to a third-party operational issue, and a $5 million decrease due to lower refined product transport volumes due to third-party refinery issues; and
•an increase of $19 million in storage margin primarily due to an increase in fees generated from export volumes, as well as increases related to blending activity due to a more favorable pricing environment; partially offset by
•an increase of $124 million in operating expenses primarily due to a $57 million increase in utilities costs driven by higher utility pricing across our system, a $28 million increase from certain one-time credits recognized in the prior period, a $22 million increase in employee costs, a $7 million increase in office expenses, and increases totaling $10 million from various other operating expenses;
•an increase of $13 million in selling, general and administrative expenses primarily due to higher legal fees and corporate allocations; and
•a decrease of $8 million in Adjusted EBITDA related to unconsolidated affiliates due to downtime resulting from weather related issues at a joint venture facility.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Crude oil transportation volumes (MBbls/d)	7,107	7,023	84	7,243	6,932	311
Crude oil terminal volumes (MBbls/d)	4,167	4,262	(95)	4,533	4,500	33
Revenues	$9,414	$6,043	$3,371	$28,223	$17,999	$10,224
Cost of products sold	8,425	5,047	3,378	24,983	14,986	9,997
Segment margin	989	996	(7)	3,240	3,013	227
Unrealized (gains) losses on commodity risk management activities	152	18	134	89	(7)	96
Operating expenses, excluding non-cash compensation expense	(245)	(243)	(2)	(699)	(693)	(6)
Selling, general and administrative expenses, excluding non-cash compensation expense	(38)	(36)	(2)	(84)	(118)	34
Adjusted EBITDA related to unconsolidated affiliates	12	11	1	27	25	2
Other	1	—	1	1	—	1
Segment Adjusted EBITDA	$871	$746	$125	$2,574	$2,220	$354
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, crude oil transportation volumes were higher due to higher volumes on our Texas pipeline system, Bakken gathering systems, and Mid-continent pipelines, partially offset by lower Bakken Pipeline and Bayou Bridge volumes. Crude terminal volumes were lower for the three-month period due to lower customer throughput at our Gulf Coast Terminals, but higher for the nine-month period due to higher customer throughput related to strategic petroleum reserve releases and crude export demand at our Gulf Coast terminals.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $127 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $193 million increase from crude marketing activities due to more favorable market conditions (which we anticipate will be partially offset with $100 million in realized derivative losses in future periods) and a $7 million increase from crude terminal revenue. Segment margin was also impacted by a $50 million decrease in transportation revenue and a $22 million decrease in gathering revenue; partially offset by
•an increase of $2 million in operating expenses primarily due to a $5 million increase in utilities costs driven by higher utility pricing and a $5 million increase in employee costs, partially offset by a reduction in ad valorem taxes; and
•an increase of $2 million in selling, general and administrative expenses primarily due to higher corporate allocations.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impact of the following:
•an increase of $323 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) due to a $365 million increase from crude marketing activities due to more favorable market conditions (which we anticipate will be partially offset with $100 million in realized derivative losses in future periods), a $30 million increase in gathering revenue, and a $7 million increase in crude terminal revenue; partially offset by a $78 million decrease in transportation revenue;
•a decrease of $34 million in selling, general and administrative expenses primarily due to an adjustment to the accrual for a litigation contingency; and
•an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to higher volumes and crude prices; partly offset by
•an increase of $6 million in operating expenses primarily due to a $17 million increase in employee-related expenses and a $14 million increase in utilities costs driven by higher utility pricing, partially offset by a $9 million decrease in ad valorem taxes and a $15 million decrease from maintenance project-related expenses and third-party trucking.

Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$18,029	$6,032	$11,997	$42,978	$16,601	$26,377
Cost of products sold	16,469	5,386	11,083	38,265	14,733	23,532
Segment margin	1,560	646	914	4,713	1,868	2,845
Unrealized (gains) losses on commodity risk management activities	(57)	15	(72)	(7)	7	(14)
Operating expenses, excluding non-cash compensation expense	(380)	(180)	(200)	(1,195)	(500)	(695)
Selling, general and administrative expenses, excluding non-cash compensation expense	(143)	(47)	(96)	(449)	(130)	(319)
Adjusted EBITDA related to unconsolidated affiliates	56	58	(2)	200	159	41
Inventory valuation adjustments	(19)	(10)	(9)	(445)	(31)	(414)
Other	32	7	25	72	28	44
Segment Adjusted EBITDA	$1,049	$489	$560	$2,889	$1,401	$1,488
The investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $833 million in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to recent acquisitions; partially offset by
•an increase of $200 million in operating expenses primarily due to increased costs resulting from recently acquired businesses; and
•an increase of $96 million in selling, general and administrative expenses primarily due to increased costs resulting from recently acquired businesses.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impact of the following:
•an increase of $2.42 billion in segment margin (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to recent acquisitions, as well as a $102 million favorable impact from a one-time gain on sale of inventory in the first quarter of the current year; and
•an increase of $41 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to the Parkland acquisition and ET-S Permian joint venture; partially offset by
•an increase of $695 million in operating expenses primarily due to increased costs resulting from recently acquired businesses; and
•an increase of $319 million in selling, general and administrative expenses primarily due to increased costs resulting from recently acquired businesses.

Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$358	$251	$107	$1,031	$746	$285
Cost of products sold	34	34	—	96	112	(16)
Segment margin	324	217	107	935	634	301
Operating expenses, excluding non-cash compensation expense	(99)	(43)	(56)	(279)	(133)	(146)
Selling, general and administrative expenses, excluding non-cash compensation expense	(30)	(14)	(16)	(90)	(42)	(48)
Other	3	—	3	14	—	14
Segment Adjusted EBITDA	$198	$160	$38	$580	$459	$121
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $107 million in segment margin primarily due to the J-W Power Acquisition and increases in USAC’s legacy business; partially offset by
•an increase of $72 million in operating expense and selling, general and administrative expense primarily related to the J-W Power Acquisition, as well as increased expenses in outside services and professional fees and increased unit-based compensation expenses.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impact of the following:
•an increase of $301 million in segment margin primarily due to the J-W Power Acquisition and increases in USAC’s legacy business; partially offset by
•an increase of $194 million in operating expense and selling, general and administrative expense primarily related to the J-W Power Acquisition, as well as increased expenses in outside services and professional fees and increased unit-based compensation expenses.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$911	$923	$(12)	$2,530	$2,854	$(324)
Cost of products sold	923	895	28	2,419	2,799	(380)
Segment margin	(12)	28	(40)	111	55	56
Unrealized gains on commodity risk management activities	—	(13)	13	(7)	(7)	—
Operating expenses, excluding non-cash compensation expense	(5)	(17)	12	(18)	(18)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(11)	(3)	(31)	(37)	6
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	5	4	1
Other and eliminations	8	(12)	20	(59)	(55)	(4)
Segment Adjusted EBITDA	$(21)	$(23)	$2	$1	$(58)	$59
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;

•our wholly owned natural gas compression operations; and
•our natural resources business.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impact of the following:
•an increase of $13 million due to a decrease in the intersegment elimination of Sunoco LP’s 32.5% share of ET-S Permian, which is consolidated in our crude oil transportation and services segment and also reflected as an unconsolidated affiliate in our investment in Sunoco LP segment; partially offset by
•a decrease of $6 million in our dual drive compression business; and
•a decrease of $6 million in our natural gas marketing business due to lower spreads and lower hedge gains.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impact of the following:
•an increase of $78 million in our natural gas marketing driven by higher spreads and gains on residue gas sales; partially offset by
•a decrease of $15 million in our dual drive compression business.
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
We currently expect capital expenditures in 2026 to be approximately as follows (including capitalized interest and overhead and only our proportionate share for joint ventures, but excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth	Maintenance
Intrastate transportation and storage	$1,455	$80
Interstate transportation and storage	785	265
Midstream	1,420	385
NGL and refined products transportation and services	1,225	165
Crude oil transportation and services	375	170
All other (including eliminations)	240	85
Total capital expenditures	$5,500	$1,150
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
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Cash provided by operating activities during 2026 was $11.67 billion compared to $8.25 billion for 2025, and net income was $6.32 billion for 2026 and $4.47 billion for 2025. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2026 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $784 million, cash distributions of $199 million received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, cash distributions of $39 million paid on unvested awards, and other items totaling $4.41 billion, which includes non-cash items and items related to investing and financing activities that are included in net income.
The non-cash activity in 2026 and 2025 consisted primarily of depreciation, depletion and amortization of $4.76 billion and $4.19 billion, respectively, deferred income tax expense of $188 million and $68 million, respectively, favorable inventory valuation adjustments of $445 million and $31 million, respectively, non-cash compensation expense of $137 million and $110 million, respectively, and in 2026, loss on foreign currency exchange of $94 million related to Sunoco LP’s foreign operations. For 2026 and 2025, net income also included equity in earnings of unconsolidated affiliates of $330 million and $313 million, respectively, losses on extinguishments of debt of $7 million and $31 million, respectively, and impairment losses of $2 million and $8 million, respectively.
Cash paid for interest, net of interest capitalized, was $2.45 billion and $2.05 billion for the nine months ended September 30, 2026 and 2025, respectively. Interest capitalized was $174 million and $98 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Cash used in investing activities during 2026 was $6.01 billion compared to $4.43 billion for 2025. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2026 were $5.26 billion compared to $4.15 billion for 2025. Additional detail related to our capital expenditures is provided in the table below.
In 2026, USAC paid $445 million, net of cash acquired, for the acquisition of J-W Power Company. In 2026, Sunoco LP paid $194 million, net of cash acquired, for the TanQuid acquisition; $75 million, net of cash acquired, for the Delta acquisition; and $87 million in cash for other acquisitions.
In 2025, we paid $176 million in cash for the acquisition of two terminal facilities and Sunoco LP paid $189 million in cash for acquisitions of fuel equipment, motor fuel inventory, supply agreements, and fuel distribution consignment sites.
In 2026 and 2025, we received cash distributions from unconsolidated affiliates in excess of cumulative earnings of $114 million and $77 million, respectively, and we paid cash contributions to unconsolidated affiliates of $40 million and $5 million, respectively.

The following is a summary of capital expenditures (including only our proportionate share for joint ventures, net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2026:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$1,184	$50	$1,234
Interstate transportation and storage	496	178	674
Midstream	954	252	1,206
NGL and refined products transportation and services	903	106	1,009
Crude oil transportation and services	235	112	347
Investment in Sunoco LP	352	286	638
Investment in USAC	161	45	206
All other (including eliminations)	147	68	215
Total capital expenditures	$4,432	$1,097	$5,529
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Cash used in financing activities during 2026 was $6.01 billion compared to $562 million for 2025. During 2026, we had a net increase in our debt level of $231 million compared to a net increase of $3.41 billion for 2025. In 2026 and 2025, we paid debt issuance costs of $80 million and $111 million, respectively. In 2026, we paid $900 million in cash for the redemption of our Series H Preferred Units and in 2025, we paid $500 million in cash for the redemption of our Series F Preferred Units. In 2025, Sunoco LP received $1.47 billion in cash from the issuance of the Sunoco LP Series A Preferred Units.
In 2026 and 2025, we paid distributions of $3.61 billion and $3.50 billion, respectively, to our partners, we paid distributions of $1.66 billion and $1.31 billion, respectively, to noncontrolling interests, and we paid distributions of $30 million and $45 million, respectively, to redeemable noncontrolling interests.
In 2026 and 2025, we received capital contributions of $11 million and $27 million, respectively, in cash from noncontrolling interests. In 2026, we received capital contributions of $16 million in cash from redeemable noncontrolling interests.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2026	December 31, 2025
Energy Transfer indebtedness:
Notes and debentures(1) (2)	$51,470	$48,870
Five-Year Credit Facility(2)	565	2,856
Subsidiary indebtedness:
Transwestern senior notes	75	75
Bakken Project senior notes	850	850
Sunoco LP senior notes, bonds and lease-related obligations(1)(2)	13,131	13,470
USAC senior notes	2,350	1,750
Sunoco LP credit facility	111	—
USAC credit facility	684	795
Other long-term debt	15	19
Net unamortized premiums, discounts and fair value adjustments	12	32
Deferred debt issuance costs	(413)	(384)
Total debt	68,850	68,333
Less: current maturities of long-term debt	12	25
Long-term debt, less current maturities	$68,838	$68,308
(1)As of September 30, 2026, these balances included approximately $4.35 billion aggregate principal amount due on or before September 30, 2027, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
In July 2026, the Partnership issued $650 million aggregate principal amount of its Series 2026A Junior Subordinated Notes due 2057 (the “Series 2026A notes”) and $1.10 billion aggregate principal amount of its Series 2026B Junior Subordinated Notes due 2057 (the “Series 2026B notes”). Initially, the Series 2026A notes will bear interest at an annual rate of 6.550% and the Series 2026B notes will bear interest at an annual rate of 6.700%. The Partnership used the net proceeds to redeem the Series H Preferred Units, to repay borrowings under its Five-Year Credit Facility and for general partnership purposes.
In July 2026, the Partnership redeemed its $550 million aggregate principal amount of 3.90% senior notes due July 2026 using cash on hand and commercial paper borrowings.
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
In August 2026, Sunoco LP redeemed all of its outstanding 6.000% CAD senior notes due 2028.
USAC Senior Note Issuance
In September 2026, USAC issued $600 million aggregate principal amount of 6.750% senior notes due 2035. These notes will mature on April 1, 2035, and interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2027.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
As of September 30, 2026, the Five-Year Credit Facility had $565 million of outstanding borrowings, $441 million of which consisted of commercial paper. The amount available for future borrowings was $4.41 billion, after accounting for outstanding letters of credit in the amount of $29 million. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 4.36%.
Sunoco LP Credit Facility
As of September 30, 2026, Sunoco LP’s credit facility, which matures in June 2030, had $111 million of outstanding borrowings, substantially all of which were CAD-denominated, and $84 million in standby letters of credit. The unused availability on Sunoco LP’s revolving credit facility as of September 30, 2026 was $2.30 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 4.35%.
Sunoco LP Receivables Financing Agreement
Upon the closing of Sunoco LP’s acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2026, this facility had no outstanding borrowings. On October 8, 2026, pursuant to a payoff letter with PNC Bank, National Association, as administrative agent, the receivables financing agreement and the related transaction documents were terminated and all related security interests and liens were released.
USAC Credit Facility
As of September 30, 2026, USAC’s credit facility, which matures in August 2030, had $684 million of outstanding borrowings and $2 million outstanding letters of credit. As of September 30, 2026, USAC’s credit facility had $1.06 billion of remaining unused availability. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 5.64%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2026.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2025 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2025	February 6, 2026	February 19, 2026	$0.3350
March 31, 2026	May 8, 2026	May 20, 2026	0.3375
June 30, 2026	August 7, 2026	August 19, 2026	0.3400
September 30, 2026	November 6, 2026	November 19, 2026	0.3425

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series B (2)	Series G (2)	Series H (2)	Series I (1)
December 31, 2025	February 1, 2026	February 15, 2026	$33.125	$—	$—	$0.2111
March 31, 2026	May 1, 2026	May 15, 2026	—	35.630	32.500	0.2111
June 30, 2026	August 3, 2026	August 17, 2026	33.125	—	16.611	0.2111
September 30, 2026	November 4, 2026	November 13, 2026	—	35.630	—	0.2111
(1)The record date and payment date shown above apply to all Energy Transfer Preferred Units, except for the Series I Preferred Units. For the period ended December 31, 2025, the cash distribution on Series I Preferred Units was paid on February 17, 2026 to unitholders of record as of the close of business on February 4, 2026. For the period ended March 31, 2026, the cash distribution on Series I Preferred Units was paid on May 15, 2026 to unitholders of record as of the close of business on May 4, 2026. For the period ended June 30, 2026, the cash distribution on Series I Preferred Units was paid on August 14, 2026 to unitholders of record as of the close of business on August 4, 2026. For the period ended September 30, 2026, the cash distribution on Series I Preferred Units will be paid on November 13, 2026 to unitholders of record as of the close of business on November 4, 2026.
(2)Series B and Series G distributions are currently paid on a semi-annual basis. Distributions on the Series B Preferred Units will begin to be paid quarterly on February 15, 2028. The final distributions on Series H Preferred Units were paid in conjunction with the Series H Preferred Unit redemption on August 17, 2026.
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
Cash Distributions Paid by SunocoCorp
Distributions on SunocoCorp’s common units declared and/or paid by SunocoCorp subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
September 30, 2026	November 19, 2026	1.0148
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units and Class D Units declared and/or paid by Sunoco LP subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 19, 2026	$0.9317
March 31, 2026	May 20, 2026	0.9899
June 30, 2026	August 19, 2026	1.0023
September 30, 2026	November 19, 2026	1.0148

Distributions on Sunoco LP’s Series A Preferred Units, which are paid semi-annually, were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.375
September 1, 2026	September 18, 2026	39.375
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2025 were as follows:

Quarter Ended	Payment Date	Rate
December 31, 2025	February 6, 2026	$0.525
March 31, 2026	May 8, 2026	0.525
June 30, 2026	August 7, 2026	0.525
September 30, 2026	November 6, 2026	0.525
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, in “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 and in the Current Report on Form 8-K12B filed with the SEC on July 6, 2026. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

	September 30, 2026			December 31, 2025
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas (BBtu)	(100,553)	$5	$14	(233,645)	$32	$9
Power (Megawatt)	(1,435,071)	10	9	(461,896)	2	4
Crude, NGL and refined products (MBbls)	(25,719)	(330)	175	(59,247)	106	131
Other	various	(63)	5	various	3	7
Fair Value Hedging Derivatives
Natural Gas (BBtu)	(87,170)	7	15	(100,346)	22	20
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
Interest Rate Risk
As of September 30, 2026, we and our subsidiaries had $1.96 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $20 million annually. However, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

		Notional Amount Outstanding
Term	Type(1)	September 30, 2026
Sunoco LP:
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$216
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with Sunoco LP’s TanQuid acquisition in 2026, with a notional amount of €191 million ($216 million).

Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of September 30, 2026, the Partnership did not have any material outstanding foreign currency derivatives.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (Co-Principal Executive Officers) and the Chief Financial Officer (Principal Financial Officer) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Co-Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Co-Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
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
Sunoco LP and certain of its affiliates are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. In May 2026, the Hawaii state circuit court denied the defendants’ motion to stay the City and County of Honolulu proceedings pending the U.S. Supreme Court’s decision in Suncor Energy Inc. v. Board of County Commissioners of Boulder County, which was argued on October 5, 2026, and concerns whether federal law precludes state-law claims of this type. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Sunoco LP intends to vigorously defend the subject claims.
ITEM 1A. RISK FACTORS
The following is an update to a risk factor that was previously disclosed by the Partnership and should be read in conjunction with our risk factors described in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, as updated by “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026 and by Exhibit 99.1 to our current report on Form 8-K filed on July 6, 2026.
The TXSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
Our common units and Series I Preferred Units are listed on the TXSE. Because we are a publicly traded partnership, the TXSE does not require us to have a majority of independent directors on our general partner’s board of directors, or to establish a compensation committee, or a nominating and corporate governance committee. The TXSE also excludes limited partnerships from a number of its other corporate governance requirements applicable to certain other entities. Accordingly, unitholders do not have the same protections afforded to stockholders of certain corporations that are subject to all of the TXSE corporate governance requirements.

ITEM 6. EXHIBITS
The exhibits listed on the following exhibit index are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1	Plan of Conversion of Energy Transfer LP, dated as of July 2, 2026 (incorporated by reference to Exhibit 2.1 of Form 8-K12B (File No. 1-32740) filed July 6, 2026)
3.1	Certificate of Formation of Energy Transfer LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.1 of Form 8-K12B (File No. 1-32740) filed July 6, 2026)
3.2	Agreement of Limited Partnership of Energy Transfer LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.2 of Form 8-K12B (File No. 1-32740) filed July 6, 2026)
4.1
Eleventh Supplemental Indenture, dated as of July 20, 2026, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed July 20, 2026)

4.2
Twelfth Supplemental Indenture, dated as of July 20, 2026, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed July 20, 2026)

10.1
Form of Commercial Paper Dealer Agreement between Energy Transfer LP, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 1-32740) filed August 6, 2026)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 5, 2026	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer